Form 10-Q/A
period 2025-03-31
Phoenix Energy One, LLC
filed 2025-06-04
CIK 1818643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
Amendment No. 1

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
of the Exchange Act). Yes ☐ No ☒

EXPLANATORY NOTE
This Amendment No. 1 (this “Amendment”) to the Quarterly Report on Form
10-Q
of Phoenix Energy One, LLC (the “Company”) amends the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended March 31, 2025 (the “Original Filing”), which was filed with the U.S. Securities and Exchange Commission on May 16, 2025. The Company is filing this Amendment to file Exhibits 101 and 104 relating to inline XBRL requirements in accordance with Rule 405 of Regulation
S-T,
which had been omitted from the Original Filing in accordance with the
30-day
grace period provided under Regulation ST for the first quarterly period in which inline XBRL is required.
This Amendment does not reflect events occurring after the Original Filing. Except for the items described above, this Amendment continues to speak as of the date of the Original Filing, and does not modify, amend, or update any other item or disclosures in the Original Filing.
Additionally, in connection with the filing of this Amendment, the Company is including updated certifications from its chief executive officer and chief financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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
Adjustments to reconcile net income (loss) to net cash pro vide d by operating activities:
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

PHOENIX ENERGY ONE, LLC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

The effects of the changes on the first quarter 2024 financial state
m
ents are summarized below.
Description of Misstatements
The Company identified the following misstatements in the first quarter 2024 financial statements:
Debt issuance costs
. The Company had previously immediately expensed debt issuance costs related to its unregistered bond offerings rather than capitalizing and amortizing them over the weighted-average term of the bonds, which resulted in overstated advertising and marketing expense, selling, general, and administrative expense, and payroll and payroll-related expense, and understated interest expense and loss on debt extinguishment on the condensed consolidated statement of operations for the three months ended March 31, 2024.
Capitalized interest
. The Company had previously expensed all interest costs, rather than capitalizing interest incurred on expenditures made in connection with the Company’s exploration and development projects as permitted under ASC
835-20,
Capital
ize
d Interest. This resulted in overstated interest expense on the condensed consolidated statement of operations for the three months ended March 31, 2024.
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

PHOENIX ENERGY ONE, LLC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Corrected Condensed Consolidated St
ate
ment of Changes in Deficit

	Three Months Ended March 31, 2024
(in thousands)	As Previously Reported	Debt Issuance, Capitalized Interest and Other Corrections	As Restated
Balance, January 1, 2024	$(41,261)	$36,427	$(4,834)
Contributions	325	—	325
Net loss	(18,757)	10,352	(8,405)

Balance, March 31, 2024	$(59,693)	$46,779	$(12,914)

Corrected Condensed Consolidated Statement of Cash Flows

	Three Months Ended March 31, 2024
(in thousands)	As Previously Reported	Debt Issuance, Capitalized Interest and Other Corrections	As Restated
Net loss	$(18,757)	$10,352	$(8,405)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion, amortization, and accretion	13,368	37	13,405
Amortization of debt discount and debt issuance costs	133	3,806	3,939
Loss on sale of assets	—	564	564
Loss on debt extinguishment	—	76	76
Other	(1,510)	(157)	(1,667)
Net cash provided by (used in) operating activities	(3,430)	14,678	11,248
Additions to oil and gas properties and leases	(92,459)	(2,249)	(94,708)
Net cash used in investing activities	(86,314)	(2,249)	(88,563)
Payments of debt issuance costs	—	(12,012)	(12,012)
Payments of deferred closings	(1,830)	(417)	(2,247)
Net cash provided by financing activities	86,780	(12,429)	74,351
Note 4 – Oil and Gas Properties
Oil and gas properties, net consist of the following:

(in thousands)	March 31, 2025	December 31, 2024
Proved oil and natural gas properties (a)	$800,805	$687,366
Unproved oil and natural gas properties	393,281	318,855

Total oil and gas properties	1,194,086	1,006,221
Less: Accumulated depletion	(171,634)	(140,376)

Oil and gas properties, net	$1,022,452	$865,845

(a)	Represents proved and undeveloped (i.e., wells in progress) and proved and producing properties.
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
Depreciation expense on the Company’s equipment and other property was less than $0.1 mi llio
n for both the three months ended March 31, 2025 and 2024.
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
The following table summarizes the gains and losses on derivative instruments included on the cond ens
ed consolidated statements of operations and the net cash payments related thereto for the periods presented. Cash flows associated with these
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

PHOENIX ENERGY ONE, LLC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Note 7 – Debt
Long-Term Debt
The following table summarizes the Company’s long-term debt for the periods presented:

	Maturity Date
(in thousands)	Earliest Date	Latest Date	Interest Rate (a)	March 31, 2025	December 31, 2024
Unsecured debt - Regulation D	4/10/2025	3/10/2036	5.0% to 15.0%	$571,713	$497,823
Unsecured debt - Regulation A	4/10/2025	8/10/2027	9.0%	99,577	104,884
Adamantium Securities	1/10/2029	3/10/2036	13.0% to 16.5%	163,048	135,180
Fortress Term Loans	—	12/18/2027	Term SOFR + 7.10%	250,000	250,000

Total outstanding debt				1,084,338	987,887

Less: Unamortized debt discount and issuance costs (b)				(97,967)	(89,432)
Less: Current portion of long-term debt				(132,864)	(103,240)

Total long-term debt, net of current portion				$853,507	$795,215

(a)	Represents the contractual interest rate as of March 31, 2025.
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

2025
Dividend yield (a)	—%
Risk-free interest rate (b)	4.38%
Expected volatility (c)	57.50%
Expected term (in years) (d)	5.0
Discount for lack of marketability (e)	30.00%

(a)	The Company has no history or expectation of paying cash dividends on its awards.
(b)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(c)
Volatility was estimated based on the different interests being appraised, leveraging historical volatility for comparable publicly traded organizations within its industry. The Company lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies within the industry with chara ct
eristics similar to the Company.

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
Note 14 – Segments
Segment operating profit is used as a performance metric by the Chief Operating Decision Maker (“CODM”) in determining how to allocate resources and assess performance as this measure provides insight into the segments’ operations and overall success of a segment for a given period. Segment operating profit is calculated as total segment revenue less operating costs attributable to the segment, which includes allocated corporate costs that are overhead in nature and not directly associated with the segments, such as certain general and administrative expenses, executive or shared-function payroll costs and certain limited marketing activities. Corporate costs are allocated to the segments based on usage and head
c
ount, as appropriate. Segment operating profit excludes other income and expense, such as interest expense, interest income, gain (loss) on derivatives, loss on debt extinguishment, even though these amounts are allocated to the segments and provided to the CODM. Transactions between segments are accounted for on an accrual basis and are eliminated upon consolidation. Interest expense is allocated to the segments based on the carrying value of the oil and gas properties owned by the respective segment at the balance sheet date, and interest income and gain (loss) on derivatives are allocated using the same basis as corporate costs.
The following table summ
a
rizes segment operating profit and reconciliation to net inco
m
e (loss) for the periods presented:

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

PHOENIX ENERGY ONE, LLC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

The following tables present financial information by seg
m
ent for the three m
ont
hs ended March 31, 2025 and 2024 and as of March 31, 2025 and December 31, 2024.

	Three Months Ended March 31,
(in thousands)	2025	2024
Significant expenses
Mineral and Non-operating
Cost of sales	$4,582	$6,391
Depreciation, depletion, amortization, and accretion	8,265	11,595
Selling, general, and administrative	4,944	2,335
Payroll and payroll-related	3,959	2,613
Other segment items (a)	516	570
Operating
Cost of sales	$22,539	$1,602
Depreciation, depletion, amortization, and accretion	22,960	1,810
Selling, general, and administrative	1,997	1,301
Payroll and payroll-related	2,019	1,057
Other segment item (b)	—	6
Securities
Advertising and marketing	$320	$5
Selling, general, and administrative	2,573	1,614
Payroll and payroll-related	1,951	1,155
Interest expense
Mineral and Non-operating	$23,290	$12,987
Operating	12,559	3,934
Securities	(29,752)	(15,543)
Eliminations	29,752	15,543

Total interest expense, net	$35,849	$16,921

Capital expenditures
Mineral and Non-operating	$89,319	$48,104
Operating	96,150	48,731
Eliminations	(3,194)	(2,072)

Total capital expenditures	$182,275	$94,763

(a)	Other segment items include advertising and marketing exp ense, loss on sale of assets, and impairment expense.
(b)	Other segment item includes advertising and marketing expense.

(in thousands)	March 31, 2025	December 31, 2024
Assets
Mineral and Non-operating	$949,292	$898,300
Operating	420,264	332,721
Securities	2,899	6,918
Eliminations	(237,783)	(208,869)

Total assets	$1,134,672	$1,029,070

PHOENIX ENERGY ONE, LLC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

The following tables summarize the Company’s oil and natural prop ert
ies by proved and unproved properties, location and by segment (before accumulated depletion):

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
which relates to the issuance of up to an aggregate principal amount of $750.0 million of debt securities that the Company intends to offer on a continuous basis. The debt securities are comprised of notes with ma tu
rities of three, five, seven, and/or eleven years with interest rates ranging from 9%, to 12% per annum, and consist of either cash interest or compound interest on such notes. On May 14, 2025, the SEC declared the registration statement effective, and the Company filed a final prospectus describing the terms of the offering.
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
On May 15, 2025, the Company entered into an indenture pursuant to which it intends to issue from time to time to holders of its uns ec
ured three-year 9.0% bonds offered and sold pursuant to an offering under Regulation A promulgated under the Securities Act that commenced in December 2021 and terminated in December 2024 (the “Reg A Bonds”) unsecured senior subordinated obligations in an offering exempt from registration under Section 3(a)(9) and/or 4(a)(2) of the Securities Act (the “Exchange Notes”). The Exchange Notes will have maturities of three, five, seven, and/or eleven years and interest rates ranging from 9.0% to 12.0% per annum.
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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)
Disclosures in Lieu of Reporting on a Current Report on Form
8-K
: On May 14, 2025, the Issuer entered into Indenture pursuant to which it may issue up to $750.0 million aggregate principal amount of Registered Notes pursuant to the Registration Statement. Furthermore, on May 14, 2025, the Issuer effected the previously disclosed increase in the offering amount of its August 2023 506(c) Bonds from $750.0 million to $1,500.0 million and amended the indenture governing such bonds in connection therewith. Lastly, on May 15, 2025, the Issuer entered into an indenture with UMB Bank, N.A., as trustee, pursuant to which it may, from time to time, issue debt securities to holders of the Reg A Bonds in exchange for their Reg A Bonds in offerings exempt from registration under Section 3(a) (9) and/or 4(a)(2) of the Securities Act.

(b)	Material Changes to the Procedures by Which Security Holders May Recommend Nominees to the Board of Directors : None.

(c)	Insider Trading Arrangements and Policies : None.

7
7

Item 6. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description+	Form	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Certificate of Formation of Phoenix Capital Group Holdings, LLC, dated as of April 16, 2019.	S-1	10/29/2024	3.1

3.2	Certificate of Amendment to the Certificate of Formation of Phoenix Energy One, LLC, dated as of January 23, 2025.	S-1/A	03/28/2025	3.2

3.3	Second Amended and Restated Limited Liability Company Agreement of Phoenix Energy One, LLC, dated as of January 23, 2025.	S-1/A	03/28/2025	3.3

4.1	Indenture, by and between Phoenix Energy One, LLC and UMB Bank, N.A., as trustee, dated May 14, 2025, governing the Registered Notes.	10-Q	05/16/2025	4.1

4.2	Form of Cash Interest Note (included in Exhibit 4.1)	10-Q	05/16/2025	4.2

4.3	Form of Compound Interest Note (included in Exhibit 4.1)	10-Q	05/16/2025	4.3

4.4	Indenture, by and between Phoenix Capital Group Holdings, LLC and UMB Bank, N.A., as trustee, dated as of January 12, 2022, governing the Reg A Bonds.	S-1	10/29/2024	4.4

4.5	First Supplemental Indenture, by and between Phoenix Capital Group Holdings, LLC and UMB Bank, N.A., as trustee, dated as of February 1, 2022.	S-1	10/29/2024	4.5

4.6	Second Supplemental Indenture, by and between Phoenix Capital Group Holdings, LLC and UMB Bank, N.A., as trustee, dated as of July 18, 2022.	S-1	10/29/2024	4.6

4.7	Third Supplemental Indenture, by and between Phoenix Capital Group Holdings, LLC and UMB Bank, N.A., as trustee, dated as of May 25, 2023.	S-1	10/29/2024	4.7

4.8	Form of Reg A Bond.	S-1	10/29/2024	4.8

4.9	Form of Adamantium Bond.	S-1	10/29/2024	4.9

4.10	Form of 2020 506(b) Bond and 2020 506(c) Bond.	S-1	10/29/2024	4.10

4.11	Form of July 2022 506(c) Bond.	S-1	10/29/2024	4.11

4.12	Form of December 2022 506(c) Bond (Series AAA through Series D-1).	S-1	10/29/2024	4.12

4.13	Indenture, by and between Phoenix Capital Group Holdings, LLC and UMB Bank, N.A., as trustee, dated as of August 25, 2023, governing the August 2023 506(c) Bonds.	S-1	10/29/2024	4.13

4.14	Form of August 2023 506(c) Bond (Series U through Series Z-1).	S-1	10/29/2024	4.14

4.15	First Supplemental Indenture, by and between Phoenix Capital Group Holdings, LLC and UMB Bank, N.A., as trustee, dated as of August 20, 2024, governing the August 2023 506(c) Bonds.	S-1	10/29/2024	4.15

4.16	Form of August 2023 506(c) Bond (Series AA through Series JJ-1) (included in Exhibit 4.15).	S-1	10/29/2024	4.16

4.17	Second Supplemental Indenture, by and between Phoenix Capital Group Holdings, LLC and UMB Bank, N.A., as trustee, dated as of October 17, 2024, governing the August 2023 506(c) Bonds.	S-1	10/29/2024	4.17

4.18	Third Supplemental Indenture, by and between Phoenix Energy One, LLC and UMB Bank, N.A., as trustee, dated as of May 14, 2025, governing the August 2023 506(c) Bonds.	10-Q	05/16/2025	4.18

4.19	Indenture, by and between Phoenix Energy One, LLC and UMB Bank, N.A., as trustee, dated as of May 15, 2025, governing the Exchange Notes.	10-Q	05/16/2025	4.19

4.20	Form of Cash Interest Exchange Note (included in Exhibit 4.19)	10-Q	05/16/2025	4.20

4.21	Form of Compound Interest Exchange Note (included in Exhibit 4.19)	10-Q	05/16/2025	4.21

10.1++	Second Amended and Restated Limited Liability Company Agreement of Phoenix Equity Holdings, LLC, dated as of December 4, 2024.	S-1/A	12/30/2024	10.4

10.2	First Amendment to the Second Amended and Restated Limited Liability Company Agreement of Phoenix Equity Holdings, LLC, dated as of April 25, 2025.	S-1/A	04/25/2025	10.30

10.3	Commercial Credit Agreement, by and among Phoenix Capital Group Holdings, LLC, Phoenix Operating LLC, and Amarillo National Bank, dated as of July 24, 2023.	S-1	10/29/2024	10.1

10.4	Security Agreement, by and between Phoenix Capital Group Holdings, LLC and Amarillo National Bank, LLC, dated as of July 24, 2023.	S-1	10/29/2024	10.2

10.5	Promissory Note, by and among Phoenix Capital Group Holdings, LLC, Phoenix Operating LLC, and Amarillo National Bank, LLC, dated as of July 24, 2023.	S-1	10/29/2024	10.3

10.6	Modification of Promissory Note, by and among Phoenix Capital Group Holdings, LLC, Phoenix Operating, LLC, and Amarillo National Bank, dated as of July 24, 2024.	S-1	10/29/2024	10.13

10.7	Assignment of Loans and Liens, by and among Phoenix Capital Group Holdings, LLC, Phoenix Operating LLC, Amarillo National Bank, and Fortress Credit Corp., as administrative agent, collateral agent, and lender, dated as of August 12, 2024.	S-1	10/29/2024	10.15

10.8†	Unit Award Agreement, by and between Phoenix Equity Holdings, LLC and Curtis Allen, dated as of December 4, 2024.	S-1/A	12/30/2024	10.5

10.9†	Unit Award Agreement, by and between Phoenix Equity Holdings, LLC and Sean Goodnight, dated as of December 4, 2024.	S-1/A	12/30/2024	10.6

10.10++†	Employee Offer Letter, by and between Phoenix Capital Group Holdings, LLC and Sean Goodnight, dated as of June 11, 2020.	S-1/A	03/28/2025	10.7

10.11†	Commission Agreement, by and between Phoenix Capital Group Holdings, LLC and Sean Goodnight, dated as of January 16, 2024.	S-1/A	03/28/2025	10.13

10.12†	Employee Agreement, by and between Phoenix Equity Holdings, LLC and Adam Ferrari, effective as of January 1, 2025.	S-1/A	05/09/2025	10.8

10.13†	Employee Agreement, by and between Phoenix Equity Holdings, LLC and Curtis Allen, effective as of January 1, 2025.	S-1/A	05/09/2025	10.9

10.14†	Employee Agreement, by and between Phoenix Equity Holdings, LLC and Lindsey Wilson, effective as of January 1, 2025.	S-1/A	05/09/2025	10.10

10.15†	Employee Offer Letter, by and between Phoenix Operating LLC and Brandon Allen, dated as of March 2, 2023.	S-1/A	03/28/2025	10.11

10.16†	Performance Bonus Amendment, by and among Phoenix Operating LLC, Phoenix Capital Group Holdings, LLC, and Brandon Allen, dated as of January 22, 2025.	S-1/A	03/28/2025	10.12

10.17†	2024 Long-Term Incentive Plan of Phoenix Equity Holdings, LLC.	S-1/A	12/30/2024	10.20

10.18†	Form of Unit Award Agreement of Phoenix Equity Holdings, LLC.	S-1/A	12/30/2024	10.21

10.19†	Form of Phantom Unit Award Agreement of Phoenix Equity Holdings, LLC.	S-1/A	12/30/2024	10.22

10.20	Loan Agreement, by and between Adamantium Capital LLC and Phoenix Capital Group Holdings, LLC, dated as of September 14, 2023.	S-1	10/29/2024	10.10

10.21	Loan Agreement Amendment and Note Modification Agreement, by and among Phoenix Capital Group Holdings, LLC, Phoenix Operating LLC, and Adamantium Capital LLC, dated as of October 30, 2023.	S-1	10/29/2024	10.11

10.22	Second Amendment to Loan Agreement, by and among Phoenix Capital Group Holdings, LLC, Phoenix Operating LLC, and Adamantium Capital LLC, dated as of December 12, 2024.	S-1/A	12/30/2024	10.19

10.23	Third Amendment to Loan Agreement, by and among Phoenix Capital Group Holdings, LLC, Phoenix Operating LLC, and Adamantium Capital LLC, dated as of January 3, 2025.	S-1/A	03/29/2025	10.27

10.24	Fourth Amendment to Loan Agreement, by and among Phoenix Energy One, LLC, Phoenix Operating LLC, and Adamantium Capital LLC, dated as of January 24, 2025.	S-1/A	03/29/2025	10.28

10.25++	Amended and Restated Senior Credit Agreement, by and among Phoenix Capital Group Holdings, LLC, Phoenix Operating LLC, each of the lenders from time to time party thereto, and Fortress Credit Corp., dated as of August 12, 2024.	S-1	10/29/2024	10.14

10.26	Limited Waiver and Amendment No. 1 to Amended and Restated Senior Credit Agreement, by and among Phoenix Capital Group Holdings, LLC, Phoenix Operating LLC, each of the lenders from time to time party thereto, and Fortress Credit Corp., dated as of October 25, 2024.	S-1/A	12/30/2024	10.16

10.27	Amendment No. 2 to Amended and Restated Senior Credit Agreement, by and among Phoenix Capital Group Holdings, LLC, Phoenix Operating LLC, each of the lenders from time to time party thereto, and Fortress Credit Corp., dated as of November 1, 2024.	S-1/A	12/30/2024	10.17

10.28++	Amendment No. 3 to Amended and Restated Senior Credit Agreement, by and among Phoenix Capital Group Holdings, LLC, Phoenix Operating LLC, each of the lenders from time to time party thereto, and Fortress Credit Corp., dated as of December 18, 2024.	S-1/A	12/30/2024	10.18

10.29++	Limited Waiver and Amendment No. 4 to Amended and Restated Senior Credit Agreement, by and among Phoenix Energy One, LLC, Phoenix Operating LLC, each of the lenders from time to time party thereto, and Fortress Credit Corp., dated as of April 16, 2025.	S-1/A	04/25/2025	10.29

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-Q	05/16/2025	31.1

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-Q	05/16/2025	31.2

31.3	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.4	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q	05/16/2025	32.1

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q	05/16/2025	32.2

32.3	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**

32.4	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				*

101.SCH	XBRL Taxonomy Extension Schema Document.				*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.				*

104	Cover Page Interactive Data File (the cover page XBRL tags)				*

+	Capitalized terms have the meanings assigned to them in the Report contained in this Quarterly Report.
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

PHOENIX ENERGY ONE, LLC

June 4, 2025	/s/ Curtis Allen
Curtis Allen
Chief Financial Officer