Form 10-Q
period 2025-06-30
Phoenix Energy One, LLC
filed 2025-08-12
CIK 1818643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
(949)
416-5037
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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
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

•	our ability to replace reserves;

•	cybersecurity attacks;

•	the development of our software and its ability to continue identifying productive assets;

•	our current or future levels of indebtedness;

•	repayment of our current or future indebtedness;

•	current and future litigation or other regulatory, administrative, or other legal proceedings;

•	the restatement of our financial statements; and

•	the other factors set forth in Part II, Item 1A. “Risk Factors” included in Part I, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PHOENIX ENERGY ONE, LLC AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$60,491	$120,814
Accounts receivable	81,187	28,218
Earnest payments	647	154
Other current assets	14,041	7,528

Total current assets	156,366	156,714

Oil and gas properties	1,406,610	1,006,221
Accumulated depletion	(208,191)	(140,376)

Net oil and gas properties	1,198,419	865,845
Right-of-use assets, net	10,119	6,010
Other noncurrent assets	4,710	501

Total Assets	$1,369,614	$1,029,070

LIABILITIES AND MEMBER’S EQUITY (DEFICIT)
Current liabilities
Accounts payable	$85,592	$41,824
Current portion of long-term debt	142,810	103,240
Current portion of deferred closings	9,107	7,189
Escrow account	9,459	16,356
Current operating lease liabilities	743	656
Accrued and other liabilities	114,247	57,346

Total current liabilities	361,958	226,611

Long-term debt, net of current portion	960,320	795,215
Accrued interest	41,631	26,079
Deferred closings	2,269	3,324
Operating lease liabilities	10,269	5,860
Asset retirement obligations	2,221	1,181
Other noncurrent liabilities	707	4,858

Total liabilities	1,379,375	1,063,128

Commitments and contingencies (Note 12)
Member’s equity (deficit)
Member’s equity	434	434
Accumulated deficit	(10,195)	(34,492)

Total member’s deficit	(9,761)	(34,058)

Total Liabilities and Member’s Equity (Deficit)	$1,369,614	$1,029,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOENIX ENERGY ONE, LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUES
Product sales	$97,260	$27,312	$181,529	$33,990
Mineral and royalty revenues	31,985	51,604	61,871	85,588
Purchased crude oil sales	30,800	—	30,800	—
Water services	3,697	904	5,200	904
Other revenues	92	10	181	28

Total revenues	163,834	79,830	279,581	120,510

OPERATING EXPENSES
Cost of sales	35,169	14,945	62,252	22,927
Depreciation, depletion, amortization, and accretion	36,617	24,370	67,842	37,775
Purchased crude oil expenses	30,352	—	30,352	—
Selling, general and administrative	6,381	7,861	15,895	13,111
Payroll and payroll-related	8,093	5,907	16,022	10,732
Advertising and marketing	517	144	837	161
Loss on sale of assets	—	—	—	564
Impairment expense	6	—	522	—

Total operating expenses	117,135	53,227	193,722	85,270

INCOME FROM OPERATIONS	46,699	26,603	85,859	35,240

OTHER INCOME (EXPENSE)
Interest income	363	33	1,052	55
Interest expense, net	(37,025)	(17,994)	(72,874)	(34,915)
Gain (loss) on derivatives	8,922	(19)	10,842	(86)
Loss on debt extinguishment	(261)	(225)	(582)	(301)

Total other expenses	(28,001)	(18,205)	(61,562)	(35,247)

NET INCOME (LOSS)	$18,698	$8,398	$24,297	$(7)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOENIX ENERGY ONE, LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Equity (Deficit)
(unaudited)
(in thousands)

	Member’s Equity	Accumulated Deficit	Total Member’s Deficit
Balance, January 1, 2025	$434	$(34,492)	$(34,058)
Net income	—	5,599	5,599

Balance, March 31, 2025	$434	$(28,893)	$(28,459)
Net income	—	18,698	18,698

Balance, June 30, 2025	$434	$(10,195)	$(9,761)

Balance, January 1, 2024	$4,865	$(9,699)	$(4,834)
Contributions	325	—	325
Net loss	—	(8,405)	(8,405)

Balance, March 31, 2024	$5,190	$(18,104)	$(12,914)
Net income	—	8,398	8,398

Balance, June 30, 2024	$5,190	$(9,706)	$(4,516)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOENIX ENERGY ONE, LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$24,297	$(7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization, and accretion	67,842	37,775
Amortization of right-of-use assets	543	294
Amortization of debt discount and debt issuance costs	11,404	7,652
Impairment expense	522	—
Unrealized (gain) loss on derivatives	(10,468)	86
Loss on debt extinguishment	582	301
Changes in operating assets and liabilities:
Accounts receivable	(52,969)	(18,401)
Earnest payments	(12,359)	(12,811)
Accounts payable	8,032	(14,214)
Accrued and other liabilities	52,198	19,330
Escrow account	(6,897)	(822)
Accrued interest	21,200	10,972
Other	(4,297)	(717)

Net cash provided by operating activities	99,630	29,438

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties and leases	(348,829)	(185,900)
Proceeds from sale of assets	—	6,200
Additions to equipment and other property	(239)	(55)

Net cash used in investing activities	(349,068)	(179,755)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuances of debt, net of discount	254,219	199,429
Payments of debt issuance costs	(39,222)	(24,490)
Repayments of debt	(23,831)	(20,602)
Members’ contributions	—	325
Payments of deferred closings	(2,051)	(5,694)

Net cash provided by financing activities	189,115	148,968

Net change in cash and cash equivalents	(60,323)	(1,349)
Cash and cash equivalents at beginning of year	120,814	5,428

Cash and cash equivalents at end of year	$60,491	$4,079

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
The Company’s strategy involves the acquisition of royalty assets, non-operating working interests, and operated leases for the purpose of exploration, development, and production of crude oil, natural gas, and natural gas liquids conducted through its wholly-owned subsidiaries, Phoenix Operating LLC (“PhoenixOp”), Firebird Services, LLC (“Firebird Services”) and Firebird Marketing, LLC (“Firebird Marketing”). PhoenixOp is a Delaware limited liability company formed in January 2022 to drill, complete and operate wells in the United States. Firebird Services is a Delaware limited liability company formed in October 2023 to perform saltwater disposal services on wells operated by PhoenixOp. Firebird Marketing is a Delaware limited liability company formed in March 2025 to market and sell the Company’s operated production.
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
As of June 30, 2025, the Company had negative working capital of approximately $205.6 million and a member’s deficit of approximately $9.8 million. The Company expects to repay its financial liabilities in the normal course of operations and to fund future operational and capital requirements through operating cash flows and through issuances of additional debt. Since the balance sheet date and through the date of the filing of these condensed consolidated financial statements, the Company had raised an additional $101.7 million of notes through its investor program (see
Note 7 – Debt
and
Note 15 – Subsequent Events
). Management believes its capital raises through its bond offerings will continue at or above this current pace.

1
0

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
Revenue from contracts with customers
The Company recognizes its revenues following Accounting Standards Codification Topic 606,
Revenue from Contracts with Customers
. The Company’s revenues are predominantly derived from contracts for the sale of crude oil, natural gas and NGLs. For crude oil, natural gas and NGLs produced by PhoenixOp, each delivery order is treated as a separate performance obligation that is satisfied at the point in time control of the product transfers to the customer. Revenue is measured as the amount the Company expects to receive in exchange for transferring commodities to the customer. The Company’s commodity sales are typically based on prevailing market-based prices. When deliveries contain multiple products, an observable standalone selling price is generally used to measure revenue for each product. Revenues from product sales are presented separately from post-production expenses, including transportation costs, as the Company controls the operated production prior to its transfer to customers.
In circumstances where the Company is the
non-operator
or mineral rights owner, the Company derives revenue from its interests in the sale of oil and natural gas production and does not consider itself to have control of the product, resulting in the recognition of revenues net of post-production expenses. Oil, natural gas, and NGL sales revenues are generally recognized when control of the product is transferred to the customer, the performance obligations under the terms of the contracts with customers are satisfied and collectability is reasonably assured. Given the inherent time lag between when oil, natural gas, NGL production and sales occur, and when operators or purchasers often make disbursements to royalty interest owners and due to the large potential fluctuations of both production and sale price, a significant portion of the Company’s revenue may represent accrued revenue based on estimated net sales volumes and estimated selling prices of the commodities.
Effective April 2025, the Company began conducting marketing activities through its newly established subsidiary, Firebird Marketing. These activities include the purchase of crude oil from working interest owners and royalty interest holders in properties operated by PhoenixOp, and the subsequent sale of the crude oil to customers. The revenues and expenses from these sales and purchases are recognized on a gross basis as the Company acts as a principal in these transactions by assuming control of the purchased crude oil before it is transferred to the customer.
The Company, through Firebird Services, provides water disposal services to PhoenixOp and third parties with respect to oil and gas production from wells in which it is the operator. Pricing for such services represents a fixed rate fee based on the quantity of water volume processed. Intercompany charges associated with PhoenixOp’s net interests are eliminated upon consolidation. The proportionate share of fees allocable to third-party working interest owners are recognized as revenues over the course of time, as services are performed. Revenues from water services are recognized only when it is probable the Company will collect the consideration it is entitled to in exchange for the services transferred to the customer.

1
1

PHOENIX ENERGY ONE, LLC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Recent accounting standards not yet adopted
In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”)
2024-03,
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
Note 3 – Oil and Gas Properties
Oil and gas properties, net consist of the following:

(in thousands)	June 30, 2025	December 31, 2024
Proved oil and natural gas properties (a)	$963,946	$687,366
Unproved oil and natural gas properties	442,664	318,855

Total oil and gas properties	1,406,610	1,006,221
Less: Accumulated depletion	(208,191)	(140,376)

Oil and gas properties, net	$1,198,419	$865,845

(a)	Represents proved and undeveloped (i.e., wells in progress) and proved and producing properties.
The Company uses the successful efforts method of accounting for its oil and gas properties. Property acquisition costs are depleted on a units-of-production
basis over total proved reserves, while costs of wells and related equipment and facilities are depleted on a units-of-production
basis over proved developed reserves. Depletion on oil and gas properties was $36.6 million and $24.3 million for the three months ended June 30, 2025 and 2024, respectively, and $67.8 million and $37.5 million for the six months ended June 30, 2025 and 2024, respectively.
Depreciation expense on the Company’s equipment and other property was less than $0.1 million for both the three months ended June 30, 2025 and 2024 and less than $0.1 million for both the six months ended June 30, 2025 and 2024.

1
2

PHOENIX ENERGY ONE, LLC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Note 4 – Revenue
The following tables present the Company’s revenues disaggregated by product type and by segment for the periods presented:

	Three Months Ended June 30, 2025
(in thousands)	Mineral and Non-operating	Operating	Securities	Eliminations	Total
Product sales
Crude oil	$—	$96,438	$—	$—	$96,438
Natural gas	—	209	—	—	209
NGL	—	613	—	—	613

Total product sales	—	97,260	—	—	97,260

Mineral and royalty revenues
Crude oil	28,993	—	—	30	29,023
Natural gas	1,492	—	—	—	1,492
NGL	1,470	—	—	—	1,470

Total mineral and royalty revenues	31,955	—	—	30	31,985

Purchased crude oil sales	—	30,830	—	(30)	30,800
Water services	—	3,697	—	—	3,697
Other revenue	—	—	92	—	92
Intersegment revenue	62	—	33,386	(33,448)	—

Total revenues	$32,017	$131,787	$33,478	$(33,448)	$163,834

	Three Months Ended June 30, 2024
(in thousands)	Mineral and Non-operating	Operating	Securities	Eliminations	Total
Product sales
Crude oil	$—	$26,602	$—	$—	$26,602
Natural gas	—	98	—	—	98
NGL	—	612	—	—	612

Total product sales	—	27,312	—	—	27,312

Mineral and royalty revenues
Crude oil	47,271	—	—	—	47,271
Natural gas	1,406	—	—	—	1,406
NGL	2,927	—	—	—	2,927

Total mineral and royalty revenues	51,604	—	—	—	51,604

Water services	—	904	—	—	904
Other revenue	—	—	10	—	10
Intersegment revenue	52	—	16,251	(16,303)	—

Total revenues	$51,656	$28,216	$16,261	$(16,303)	$79,830

1
3

PHOENIX ENERGY ONE, LLC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

	Six Months Ended June 30, 2025
(in thousands)	Mineral and Non-operating	Operating	Securities	Eliminations	Total
Product sales
Crude oil	$—	$179,640	$—	$—	$179,640
Natural gas	—	637	—	—	637
NGL	—	1,252	—	—	1,252

Total product sales	—	181,529	—	—	181,529

Mineral and royalty revenues
Crude oil	55,256	—	—	30	55,286
Natural gas	3,295	—	—	—	3,295
NGL	3,290	—	—	—	3,290

Total mineral and royalty revenues	61,841	—	—	30	61,871

Purchased crude oil sales	—	30,830	—	(30)	30,800
Water services	—	5,200	—	—	5,200
Other revenue	—	—	181	—	181
Intersegment revenue	100	—	63,138	(63,238)	—

Total revenues	$61,941	$217,559	$63,319	$(63,238)	$279,581

	Six Months Ended June 30, 2024
(in thousands)	Mineral and Non-operating	Operating	Securities	Eliminations	Total
Product sales
Crude oil	$—	$33,156	$—	$—	$33,156
Natural gas	—	113	—	—	113
NGL	—	721	—	—	721

Total product sales	—	33,990	—	—	33,990

Mineral and royalty revenues
Crude oil	78,031	—	—	—	78,031
Natural gas	2,772	—	—	—	2,772
NGL	4,785	—	—	—	4,785

Total mineral and royalty revenues	85,588	—	—	—	85,588

Water services	—	904	—	—	904
Other revenue	—	—	28	—	28
Intersegment revenue	63	—	31,794	(31,857)	—

Total revenues	$85,651	$34,894	$31,822	$(31,857)	$120,510

1
4

PHOENIX ENERGY ONE, LLC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Note 5 – Other Current Assets
The following table summarizes the Company’s other current assets for the periods presented:

(in thousands)	June 30, 2025	December 31, 2024
Derivative assets	$5,967	$101
Prepaid expenses	4,899	3,068
Insurance recovery receivable	1,612	2,096
Deferred financing costs	1,136	1,964
Deposits	427	150
Other	—	149

Total	$14,041	$7,528

Note 6 – Derivatives
The Company periodically enters into commodity derivative contracts to manage its exposure to crude oil price risk. Additionally, the Company is required to hedge a portion of anticipated crude oil production for future periods pursuant to its debt covenants under the Fortress Credit Agreement, as further described in
Note 7 – Debt
. The Company does not enter into derivative contracts for speculative trading purposes.
When the Company utilizes crude oil commodity derivative contracts, it expects to enter into put/call collars, fixed swaps or put options to hedge a portion of its anticipated future production. A collar contract establishes a floor and ceiling price on contracted volumes and provides payment to the Company if the index price falls below the floor or requires payment by the Company if the index price rises above the ceiling. A fixed swap contract sets a fixed price and provides payment to the Company if the index price is below the fixed price or requires payment by the Company if the index price is above the fixed price. A put arrangement gives the Company the right to sell the underlying crude oil commodity at a strike price and provides payment to the Company if the index price falls below the strike price. No payment or receipt occurs if the index price is higher than the strike price. As of June 30, 2025, the Company’s derivatives were comprised of crude oil commodity derivative contacts indexed to the U.S. New York Mercantile Exchange West Texas Intermediate (“WTI”). The Company has not designated its derivative contracts for hedge accounting and, as a result, records the net change in the mark-to-market
valuation of the derivative contracts and all payments and receipts on settled derivative contracts in its condensed consolidated statements of operations. All derivative contracts are recorded at fair market value and included in the condensed consolidated balance sheets as assets or liabilities. Derivative assets and liabilities are presented net on the condensed consolidated balance sheets when a legally enforceable master netting arrangement exists with the counterparty.
As of June 30, 2025, the Company’s open crude oil derivative contracts consisted of the following:

	Settlement Period
(volumes in Bbl and prices in $/Bbl)	2025	2026	2027
Two-Way Collars
Notional Volumes	254,000	367,000	259,000
Weighted Average Ceiling Price	$75.02	$71.69	$69.86
Weighted Average Floor Price	$58.45	$56.01	$54.76
Swaps
Notional Volumes	1,825,000	2,191,000	1,431,000
Weighted Average Contract Price	$63.00	$62.38	$62.00

1
5

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Gain (loss) on derivative instruments	$8,922	$(19)	$10,842	$(86)
Net cash receipts (payments) on derivatives	1,277	(56)	374	(56)
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
The following tables provide (i) fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis, (ii) the gross amounts of recognized derivative assets and liabilities, (iii) the amounts offset under master netting arrangements with counterparties, and (iv) the resulting net amounts presented in the Company’s condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024. The net amounts are classified as current or noncurrent based on their anticipated settlement dates.

	June 30, 2025
(in thousands)	Balance Sheet Location	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
Assets
Commodity derivatives	Other current assets	$—	$6,610	$—	$6,610	$(643)	$5,967
Commodity derivatives	Other noncurrent assets	—	4,366	—	4,366	(1,700)	2,666

Total assets		$—	$10,976	$—	$10,976	$(2,343)	$8,633

Liabilities
Commodity derivatives	Accrued and other liabilities	$—	$(5,497)	$—	$(5,497)	$643	$(4,854)
Commodity derivatives	Other noncurrent liabilities	—	(2,407)	—	(2,407)	1,700	(707)

Total liabilities		$—	$(7,904)	$—	$(7,904)	$2,343	$(5,561)

1
6

PHOENIX ENERGY ONE, LLC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

	December 31, 2024
(in thousands)	Balance Sheet Location	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
Assets
Commodity derivatives	Other current assets	$—	$2,138	$—	$2,138	$(2,037)	$101
Commodity derivatives	Other noncurrent assets	—	3,000	—	3,000	(3,000)	—

Total assets		$—	$5,138	$—	$5,138	$(5,037)	$101

Liabilities
Commodity derivatives	Accrued and other liabilities	$—	$(4,574)	$—	$(4,574)	$2,037	$(2,537)
Commodity derivatives	Other noncurrent liabilities	—	(7,858)	—	(7,858)	3,000	(4,858)

Total liabilities		$—	$(12,432)	$—	$(12,432)	$5,037	$(7,395)

Note 7 – Debt
The following table summarizes the Company’s debt for the periods presented:

	Maturity Date
(in thousands)	Earliest Date	Latest Date	Interest Rate (a)	June 30, 2025	December 31, 2024
Fortress Term Loans	—	12/18/2027	Term SOFR + 7.1%	$300,000	$250,000
Unregistered Debt Offerings
Reg D Bonds	7/10/2025	6/10/2036	5.0% to 15.0%	630,253	497,823
Adamantium Securities	1/10/2029	6/10/2036	13.0% to 16.5%	190,841	135,180
Reg A Bonds	7/10/2025	12/10/2027	9.0%	82,048	104,884
Exchange Notes	5/10/2028	6/10/2036	9.0% to 12.0%	10,652	—
Registered Notes	5/10/2028	6/10/2036	9.0% to 12.0%	6,762	—

Total outstanding debt				1,220,556	987,887

Less: Unamortized debt discount and issuance costs (b)				(117,426)	(89,432)
Less: Current portion of long-term debt				(142,810)	(103,240)

Total long-term debt, net of current portion				$960,320	$795,215

(a)	Represents the contractual interest rates as of June 30, 2025.
(b)
Amortized into interest expense using the effective interest method. Write-offs of debt issuance costs associated with the redemption of bonds issued under the Company’s unregistered debt offerings are classified as loss on debt extinguishment in the condensed consolidated statements of operations.

Fortress Credit Agreement
In April 2025, the Company amended the secured credit agreement with Fortress Credit Corp. (the “Fortress Credit Agreement”) and established a new tranche of term loans in an aggregate principal amount of $50.0 million (the “Fortress Amendment”). The Fortress Amendment was accounted for as a debt modification, with $25.0 million borrowed upon closing in April 2025 and $25.0 million borrowed in May 2025. The Fortress Amendment also revised the mandatory repayment schedule such that $150.0 million of the outstanding principal amount of the Fortress Term Loans is due by December 2026, with the remainder due upon maturity in December 2027. The new tranche of the Fortress Term Loans will bear interest at a rate per annum equal to Term Secured Overnight Financing Rate (“SOFR”) plus a margin of
7.10%. Proceeds will be used to finance the development of the Company’s oil and gas properties in accordance with the approved plan of development provided in the Fortress Credit Agreement.

1
7

PHOENIX ENERGY ONE, LLC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

The Company had an aggregate principal amount outstanding of $300.0 million and $250.0 million under the Fortress Term Loans as of June 30, 2025 and December 31, 2024, respectively. The all-in
interest rate for the Fortress Term Loans was 11.4% at June 30, 2025. The Fortress Credit Agreement contains various customary covenants, including financial covenants that require the Company to maintain ratios around its maximum total secured leverage, minimum asset coverage, and working capital as of the last day of each calendar month or fiscal quarter, as the case may be. The Company has also entered into hedges covering at least 75.0% of the initially anticipated monthly production of crude oil from the Company’s proved developed reserves for a
36-month
period, pursuant to the terms of the Fortress Credit Agreement. See
Note 6 – Derivatives
. The Company was in compliance with all debt covenants as of June 30, 2025.
Registered Notes
In October 2024, the Company filed a registration statement on Form
S-1
(the “Registration Statement”) with the SEC
,
which was declared effective in May 2025
,
with respect to the continuous offering of up to $750.0
million aggregate principal amount of the Company’s senior subordinated notes (the “Registered Notes”) with maturity dates ranging from three to 11 years from the issue date and interest rates ranging from
 9.0% to 12.0%
per annum.
The Registered Notes are contractually senior to bonds sold pursuant to offerings under Rule 506(c) of Regulation D under the Securities Act (the “Reg D Bonds”) that commenced in December 2022 (the “December 2022 506(c) Bonds”) and August 2023 (the “August 2023 506(c) Bonds”), and subordinated to the Fortress Term Loans, the Adamantium Securities and Reg D Bonds whose offerings commenced in October 2020 and July 2022. The Registered Notes contain customary events of default and may be redeemed at the option of the Company at any time without premium or penalty. The holders of Registered Notes also have a right to request redemption of their notes in certain circumstances at a discount to par, subject to a limit of
10% of the then-outstanding principal amount of the applicable series in any given calendar year. As of June 30, 2025, the Company had $6.8 million of aggregate principal amount outstanding of the Registered Notes.
Unregistered Debt Offerings
Reg D Bonds
In May 2025, the Company approved an increase to the maximum offering amount of the August 2023 506(c) Bonds from $750.0 million to $1,500.0 million. The August 2023 506(c) Bonds are unsecured bonds offered and sold pursuant to an offering under Rule 506(c) of Regulation D that commenced in August 2023 with maturity dates ranging from one to eleven years from the issue date and interest rates ranging from 9.0% to 14.0%
per annum. As of June 30, 2025, the Company had $630.3 million of aggregate principal amount outstanding of the Reg D Bonds.
Reg A Bonds and Exchange Notes
In May 2025, the Company entered into an indenture to issue to holders of its unsecured three-year 9.0% bonds offered and sold pursuant to an offering under Regulation A promulgated under the Securities Act that commenced in December 2021 and terminated in December 2024 (the “Reg A Bonds”), unsecured senior subordinated obligations in an offering exempt from registration under Section 3(a)(9) and/or 4(a)(2) of the Securities Act (the “Exchange Notes”). The Exchange Notes have maturities of three, five, seven, and/or
11
years and interest rates ranging from 9.0% to 12.0% per annum. As of June 30, 2025, $10.7 million aggregate principal amount of
the Reg A Bonds were exchanged
 to Exchange Notes and $82.0 million of the Reg A Bonds remained outstanding.
Adamantium Securities
In September 2023, the Company, through its wholly-owned subsidiary, Adamantium, commenced an offering of bonds exempt from registration pursuant to Rule 506(c) of Regulation D (the “Adamantium Bonds”). The Adamantium Bonds offer high net worth individuals a debt instrument that is

1
8

PHOENIX ENERGY ONE, LLC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

unsecured but structurally senior to other bonds sold by the Company under Regulation A and Regulation D. The Adamantium Bonds have maturity terms that range from five to

years and bear interest ranging from 13.0% to 16.0% per annum. In November 2024, Adamantium issued a $7.0 million seven-year promissory note to an investor bearing interest at 16.5%
per annum (the “Adamantium Secured Note” and, together with the Adamantium Bonds, “the Adamantium Securities”). The Adamantium Securities contain customary events of default and may be redeemed at the option of Adamantium at any time without premium or penalty. The holders of Adamantium Bonds also have a right to request redemption of their bonds in certain circumstances at a discount to par, subject to a limit of
10% of the then-outstanding principal amount of Adamantium Bonds in any given calendar year. The holder of the Adamantium Secured Note has the right to request redemption of its note at par, subject to a limit of $5.0 million in aggregate principal amount of the Adamantium Secured Note in any 12-month period. As of June 30, 2025, the Company had $190.8 million of aggregate principal amount outstanding of the Adamantium Securities.
Interest Expense on Debt
The following table summarizes the total interest costs incurred on the Company’s debt:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Stated interest	$36,832	$16,316	$69,840	$31,399
Amortization of debt discount and debt issuance costs	6,238	3,713	11,404	7,652

Total interest cost	43,070	20,029	81,244	39,051
Capitalized interest	(6,045)	(2,035)	(8,370)	(4,136)

Total interest expense, net	$37,025	$17,994	$72,874	$34,915

Note 8 – Accrued and Other Liabilities
The following table summarizes the Company’s accrued and other liabilities for the periods presented:

(in thousands)	June 30, 2025	December 31, 2024
Accrued capital expenditures and lease operating expenses	$42,075	$37,150
Revenue payables	35,509	4,441
Advances from joint interest partners	12,182	4,105
Accrued interest	11,863	1,746
Unredeemed matured bonds	5,019	1,338
Derivative liabilities	4,854	2,537
Accrued personnel costs	845	4,316
Asset retirement obligations	306	165
Other	1,594	1,548

Total	$114,247	$57,346

Accrued capital expenditures and lease operating expenses are primarily associated with drilling, completion and operating activities on wells operated by PhoenixOp. As of June 30, 2025, PhoenixOp had 32 wells in various stages of development. Additionally, PhoenixOp placed 30 wells into production during the six months ended June 30, 2025, increasing the total number of wells placed into production to 62 as of June 30, 2025.
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
Note 9 – Equity-Based Compensation
The Company’s parent, Phoenix Equity Holdings, LLC (“Phoenix Equity”), has granted equity awards to employees of the Company under the 2024 Long-Term Incentive Plan (the “2024 Incentive Plan”). The 2024 Incentive Plan provides for the issuance of 900,000 Class A Units, 2,813,900 Class B Units and 1,000,000 Phantom Units. As of June 30, 2025, Phoenix Equity had issued all authorized Class A Units and Class B Units and 30,500 Phantom Units under the 2024 Incentive Plan.

PHOENIX ENERGY ONE, LLC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

A summary of the activity under the 2024 Incentive Plan for the six months ended June 30, 2025 is presented below.

	Number of Units	Weighted Average Per Share Grant Date Fair Value
Nonvested at December 31, 2024	3,175,150	$55.74
Granted - Phantom Units	30,500	55.81
Vested	—	—
Forfeited	—	—

Nonvested at June 30, 2025	3,205,650	$55.74

During the six months ended June 30, 2025, Phoenix Equity granted 30,500 Phantom Unit awards contingent on the achievement of a performance condition, all of which will vest only upon the Company undergoing a liquidity event (e.g., change in control). No compensation cost will be recognized for the Phantom Unit awards until a liquidity event occurs. The Company has elected to account for forfeitures as they occur.
As of June 30, 2025, there was $178.7 million of total unrecognized compensation cost related to nonvested equity awards granted under the 2024 Incentive Plan, measured based on the fair value of the awards; that cost is expected to be recognized at the time a liquidity event occurs.
The fair value of each unit granted under the 2024 Incentive Plan was valued on the date of grant under an independent third-party valuation, which included a combination of an income approach, based on the present value of estimated future cash flows, and a market approach based on market data of comparable businesses. The weighted-average assumptions used in the valuation of performance unit awards granted for the six months ended June 30, 2025, are presented in the table below:

2025
Dividend yield (a)	—%
Risk-free interest rate (b)	4.4%
Expected volatility (c)	57.5%
Expected term (in years) (d)	5.0
Discount for lack of marketability (e)	30.0%

(a)	The Company has no history or expectation of paying cash dividends on its awards.
(b)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
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
Note 10 – Related Parties
Debt Offerings
Certain of the Company’s officers and their family members participate in the Company’s unregistered debt offerings. During the six months ended June 30, 2025 and 2024, these officers and their family members purchased, in aggregate, 1,104 and 2,228 of the combined Reg A
Bonds
and Reg D
B
onds for a total purchase price of $1.1 million and $2.2 million, respectively. As of June 30, 2025 and December 31, 2024, there were 3,960 and 2,860 of bonds outstanding with carrying values of $4.0 million and $2.9 million, respectively. Interest expense attributable to these securities was $0.2 million for both
the three months ended June 30, 2025 and 2024 and $0.3 million for both the six months ended June 30, 2025 and 2024.

2
0

PHOENIX ENERGY ONE, LLC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Lion of Judah
The Company paid interest expense to a financial institution on behalf of Lion of Judah related to a certain financing agreement between Lion of Judah and the financial institution of less than $0.1 million for both the three months ended June 30, 2025 and 2024, and less than $0.1 million and $0.2 million for the six months ended June 30, 2025 and 2024, respectively. Interest payments made by the Company on behalf of Lion of Judah are discretionary in nature.
Note 11 – Leases
The Company leases its office facilities primarily under noncancelable multi-year operating lease agreements.
The following table shows the line item classification of the Company’s right-of-use
assets and lease liabilities on the Company’s condensed consolidated balance sheets:

(in thousands)	Line item	June 30, 2025	December 31, 2024
Right-of-use assets – operating	Right of use assets, net	$10,119	$6,010
Total right-of-use assets		$10,119	$6,010

Current operating lease liabilities	Current operating lease liabilities	$743	$656
Noncurrent operating lease liabilities	Operating lease liabilities	10,269	5,860

Total lease liabilities		$11,012	$6,516

Operating lease cost of $0.6 million and $0.3 million for the three months ended June 30, 2025 and 2024, respectively, and $1.2 million and $0.6 million for the six months ended June 30, 2025 and 2024, respectively, was classified as a component of selling, general and administrative expense on the condensed consolidated statements of operations.
Note 12 – Commitments and Contingencies
For a summary of the Company’s lease obligations, see
Note 11 – Leases
.
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
Drilling Rig Contracts
The Company has entered into drilling rig contracts to procure drilling services for wells operated by PhoenixOp. The contracts are short-term and provide a daily operating rate as consideration for services performed by the third-party provider. As of June 30, 2025, the Company was subject to $4.9 million of commitments under these contracts.

2
1

PHOENIX ENERGY ONE, LLC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Natural Gas Processing Contracts
The Company has entered into contracts for mobile cryogenic gas processing units to process raw gas, produce and store NGLs, and compress residue natural gas at wells operated by PhoenixOp. The contracts range from
s
ix
 months to 36 months and provide monthly facility and service fees as consideration for services performed by the third-party provider. As of June 30, 2025, the Company was subject to $8.0 million of commitments under these contracts.
Note 13 – Supplemental Cash Flow Information
The following table summarizes supplemental information to the condensed consolidated statements of cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2025	2024
Supplemental disclosure of cash flow information:
Cash interest paid, net of capitalized interest	$43,923	$14,706
Cash paid for operating leases	698	421
Supplemental disclosure of non-cash transactions:
Capital expenditures in accounts payable and accrued and other liabilities	$100,648	$26,267
Modification of right-of-use asset and lease liability	1,985	451
Right-of-use asset obtained in exchange for lease liability	2,667	—
Unpaid property acquisition costs in deferred closings	2,470	789
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

2
2

PHOENIX ENERGY ONE, LLC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes segment operating profit and reconciliation to net income (loss) for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Segment operating profit
Mineral and Non-operating	$9,507	$19,304	$17,165	$29,795
Operating	39,909	9,643	76,166	10,545
Securities	30,669	13,907	55,666	26,694
Eliminations	(33,386)	(16,251)	(63,138)	(31,794)

Total segment operating profit	46,699	26,603	85,859	35,240

Interest income	363	33	1,052	55
Interest expense, net	(37,025)	(17,994)	(72,874)	(34,915)
Gain (loss) on derivatives	8,922	(19)	10,842	(86)
Loss on debt extinguishment	(261)	(225)	(582)	(301)

Net income (loss)	$18,698	$8,398	$24,297	$(7)

The following tables present financial information by segment for the three and six months ended June 30, 2025 and 2024 and as of June 30, 2025 and December 31, 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Significant expenses
Mineral and Non-operating
Cost of sales	$6,728	$8,865	$11,310	$15,256
Depreciation, depletion, amortization, and accretion	7,089	16,371	15,354	27,966
Selling, general and administrative	4,790	3,708	9,734	6,043
Payroll and payroll-related	3,897	3,356	7,856	5,969
Other segment items (a)	6	52	522	622
Operating
Cost of sales	$28,503	$6,132	$51,042	$7,734
Depreciation, depletion, amortization, and accretion	29,528	7,701	52,488	9,511
Purchased crude oil expenses	30,352	—	30,352	—
Selling, general and administrative	1,097	2,977	3,094	4,278
Payroll and payroll-related	2,398	1,711	4,417	2,768
Other segment item (b)	—	52	—	58
Securities
Advertising and marketing	$517	$40	$837	$45
Selling, general and administrative	494	1,176	3,067	2,790
Payroll and payroll-related	1,798	840	3,749	1,995
Interest expense
Mineral and Non-operating	$22,684	$13,184	$45,974	$26,171
Operating	14,341	4,810	26,900	8,744
Securities	(33,386)	(16,251)	(63,138)	(31,794)
Eliminations	33,386	16,251	63,138	31,794

Total interest expense, net	$37,025	$17,994	$72,874	$34,915

2
3

PHOENIX ENERGY ONE, LLC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Capital expenditures
Mineral and Non-operating	$47,482	$50,340	$136,801	$98,444
Operating	126,571	43,830	222,721	92,561
Eliminations	(7,260)	(2,978)	(10,454)	(5,050)

Total capital expenditures	$166,793	$91,192	$349,068	$185,955

(a)	Other segment items include advertising and marketing expense, loss on sale of assets, and impairment expense.
(b)	Other segment item includes advertising and marketing expense.

(in thousands)	June 30, 2025	December 31, 2024
Assets
Mineral and Non-operating	$1,074,467	$898,300
Operating	584,167	332,721
Securities	2,496	6,918
Eliminations	(291,516)	(208,869)

Total assets	$1,369,614	$1,029,070

The following tables summarize the Company’s oil and natural properties by proved and unproved properties, location and by segment (before accumulated depletion):

	June 30, 2025
(in thousands)	Mineral and Non-operating	Operating	Securities	Eliminations	Consolidated Total
Oil and natural gas properties, proved
Williston Basin	$201,761	$601,248	$—	$—	$803,009
Powder River Basin	51,559	—	—	—	51,559
Denver-Julesburg	46,505	—	—	—	46,505
Permian Basin	20,051	—	—	—	20,051
Marcellus	1,306	—	—	—	1,306
Uinta Basin	39,814	—	—	—	39,814
Other	1,702	—	—	—	1,702

Total proved properties	$362,698	$601,248	$—	$—	$963,946

Oil and natural gas properties, unproved
Williston Basin	$318,312	$7,427	$—	$—	$325,739
Powder River Basin	30,486	—	—	—	30,486
Denver-Julesburg	35,768	—	—	—	35,768
Permian Basin	6,752	—	—	—	6,752
Uinta Basin	42,070	—	—	—	42,070
Other	1,849	—	—	—	1,849

Total unproved properties	$435,237	$7,427	$—	$—	$442,664

2
4

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

Note 15 – Subsequent Events
In July 2025, the Company entered into additional fixed swap contracts for a total volume of 2.7 million Bbls at a weighted average contract price of $62.87 with settlement dates through December 2027, pursuant to its debt covenants under the amended Fortress Credit Agreement.
In August 2025, the Company amended the Fortress Credit Agreement (the “Amendment”) and established a new tranche of term loans in an aggregate principal amount of $100.0 million that was borrowed in full upon closing and established a new $6.5 million tranche of loans
,
which represents a contingent principal obligation that is only due and payable (together with accrued interest) upon certain conditions occurring, including payment defaults under the Fortress Credit Agreement or a bankruptcy filing. The Amendment also revised the mandatory repayment schedule such that $200.0 million of the outstanding principal amount of the Fortress Term Loans is due in
 August 2027,
with the remainder due upon maturity in December 2027. The new tranche of the Fortress Term Loans will bear interest at a rate per annum equal to Term SOFR plus a margin of
7.10%. Proceeds will be used to finance the development of the Company’s oil and gas properties in accordance with the approved plan of development provided in the Fortress Credit Agreement.
The Company is continuing to raise debt capital under its exempt and registered debt offerings. Since the balance sheet date and through the date of filing of these condensed consolidated financial statements, the Company issued approximately
 $101.7
million of debt securities under these offerings.

2
5

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

As of June 30, 2025, we have completed 4,455 acquisitions from landowners and other mineral interest owners, representing approximately 548,220 NRAs of royalty assets and 586,923 NMAs of leasehold assets since 2019. Additionally, we commenced direct drilling operations and spudded our first wells in the third quarter of 2023 and, as of June 30, 2025, we had drilled a total of 72.0 gross and 66.1 net producing development and injection wells. We expect these direct drilling operations to be a core component of our business strategy going forward.

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

For the three months ended June 30, 2025 and 2024, we had revenue of $163.8 million and $79.8 million, respectively, net income of $18.7 million and $8.4 million, respectively, and EBITDA of $92.0 million and $50.7 million, respectively. For the six months ended June 30, 2025 and 2024, we had revenue of $279.6 million and $120.5 million, respectively, net income of $24.3 million and net loss of less than $0.1 million, respectively, and EBITDA of $164.0 million and $72.6 million, respectively. As of June 30, 2025 and December 31, 2024, we had total assets of $1,369.6 million and $1,029.1 million, respectively, total liabilities of $1,379.4 million and $1,063.1 million, respectively (inclusive of total indebtedness of $1,220.6 million and $987.9 million, respectively), and accumulated deficit of $10.2 million and $34.5 million, respectively. Through 2024, we incurred a significant amount of debt in order to accelerate the growth of our business by acquiring additional assets and establishing our direct drilling operations. As a result, our cash flows from operations alone would not have been sufficient to service required cash interest and principal payment obligations under our then-existing debt in 2024. During the six months ended June 30, 2025, we continued to incur additional debt. Furthermore, as of December 31, 2024, we estimate that we will need to make approximately $749.3 million and $3,224.8 million in capital expenditures to develop all our proved and probable undeveloped reserves, respectively, and that we will need to raise approximately $658.9 million in additional capital through the end of 2028 to fund such development. Although we expect our cash flows from operations to be sufficient to service cash interest and principal payment obligations under our debt for the foreseeable future, there can be no assurance as to the sufficiency of our cash flows for that purpose, and we do not expect such cash flows alone to be adequate to fund both our debt service obligations and the development of our reserves. Therefore, we expect to require additional capital to fund our growth and may require additional liquidity to service our debt. As a result, we may use the proceeds of additional debt, including the Registered Notes, to make interest and principal payments on our existing debt. See “Risk Factors—Risks Related to Our Business and Operations—The acquisition and development of our properties, directly or through our third-party E&P operators, will require substantial capital, and we and our third-party E&P operators may be unable to obtain needed capital or financing on satisfactory terms or at all, including as a result of increases in the cost of capital resulting from Federal Reserve policies in the past few years and otherwise,” “Risk Factors—Risks Related to Our Indebtedness—Despite our current level of indebtedness, we will still be able to incur substantially more debt. This could further exacerbate the risks to our financial condition described above,” and “Risk Factors—Risks Related to Our Indebtedness—We may not be able to generate sufficient cash to service all of our existing and future indebtedness, including the Registered Notes, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.”

Our Segments

We operate under three segments: mineral and non-operating, operating, and securities. Our mineral and non-operating segment comprises our operations for the acquisition of mineral interests and non-operated working interests in oil and gas properties, through which we share in the proceeds of the natural resources extracted and sold by the operator. Our operating segment comprises our operations related to our drilling, extraction, and production activities, which today are conducted through PhoenixOp. Our securities segment comprises our operations related to our capital raising activities associated with our debt securities offerings. Our management evaluates our performance and allocates resources based in part on segment operating profit, which is calculated as total segment revenue less operating expenses attributable to the segment, which includes allocated corporate costs.

Sources of Our Revenue

Our revenues have historically primarily constituted mineral and royalty payments received from our E&P operators based on the sale of crude oil, natural gas, and NGL production from our interests. In 2024, we commenced sales of crude oil, natural gas, and NGL and began generating product sales in our operating segment through our wholly owned subsidiary, PhoenixOp, which was formed for the purposes of drilling, extracting, and operating producing wells. Product sales accounted for over 59.4% and 64.9% of our total revenues for the three and six months ended June 30, 2025, respectively, and we expect to derive a greater portion of our total revenues from product sales of crude oil, natural gas, and NGL in the future. Our revenues may vary significantly from period to period because of changes in commodity prices, production mix, and volumes of production sold by our E&P operators, including PhoenixOp. We also derive revenues from performing saltwater disposal services on wells operated by PhoenixOp, as well as redemption fees charged to investors, generally in connection with the early redemption of their investments. Other revenue in the securities segment is derived almost exclusively from intersegment interest expense to the mineral and non-operating segment and the operating segment, and is eliminated in consolidation.

Principal Components of Our Cost Structure

As a non-operated working interest owner, we may incur lease operating expenses and, for both royalty and non-operated working interest ownership, our proportionate share of production, severance, and ad valorem taxes. In these circumstances, revenues are recognized net of production taxes and post-production expenses. Through PhoenixOp’s operations, we also incur certain production costs, including gathering, processing, and transportation costs, which are presented as a component of cost of sales on our consolidated statements of operations. Shared corporate costs that are overhead in nature and not directly associated with any one of our segments, including certain general and administrative expenses, executive or shared-function payroll costs, and certain limited marketing activities, are allocated to our segments based on usage and headcount, as appropriate. Cost of sales and depreciation, depletion, and amortization are not applicable to the securities segment.

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

Production and Ad Valorem Taxes

Production taxes are typically paid at fixed rates on produced crude oil, natural gas, and NGL based on a percentage of revenues from our volume of products sold, established by federal, state, or local taxing authorities. Where we utilize third-party operators, the E&P companies that operate on our interests withhold and pay our pro rata share of production taxes on our behalf. We directly pay ad valorem taxes in the counties where our properties are located. Ad valorem taxes are generally based on the appraised value of our crude oil, natural gas, and NGL properties. We generally expect that these expenses will increase as our number of mineral interest and non-operated working interests in oil and gas properties increase, as we continue oil and gas operating activities on operated properties, and as production from such properties increases.

Production Costs

Production costs include gathering, processing, and transportation costs that we incur to gather and transport our oil and gas production to a point of sale. We generally expect that these costs will increase as our activities in our operating segment increase and as our oil and gas operating activities result in increased production volumes. For example, our production costs increased throughout 2024 and the first half of 2025 as our oil and gas operating activities came online and PhoenixOp operated production from our first operated properties.

Depreciation, Depletion, and Amortization

Depreciation, depletion, and amortization is the systematic expensing of the capitalized costs incurred to acquire, explore, and develop crude oil, natural gas, and NGL. We follow the successful efforts method of accounting, pursuant to which we capitalize the costs of our proved crude oil, natural gas, and NGL mineral interest properties, which are then depleted on a unit-of-production basis based on proved crude oil, natural gas, and NGL reserve quantities. Our estimates of crude oil, natural gas, and NGL reserves are, by necessity, projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data, as well as the projection of future rates of production. Any significant variance in these assumptions could materially affect the estimated quantity of the reserves, which could affect the rate of depletion related to our crude oil, natural gas, and NGL properties. Depreciation, depletion, and amortization also includes the expensing of office leasehold costs and equipment. We expect depletion to continue to increase in subsequent periods as we continue to invest in capital assets and our gross production of oil, gas, and other products increases.

Selling, General and Administrative Expense

Selling, general and administrative expenses consist of costs incurred related to overhead, office expenses, and fees for professional services such as audit, tax, legal, and other consulting services.

Selling, general and administrative expenses are allocated directly to a segment when there is a clear cost-benefit relationship between the expense and the segment that received the benefit. All other costs are aggregated within pools and allocated to each segment using a level-of-effort formula. We expect general and administrative expense to continue to increase period over period as we continue to grow and capitalize on opportunities within each segment; however, we do expect the percentage of growth to begin to decline as our business matures.

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

Commodity Prices

Historically, oil, natural gas, and NGL prices have been volatile and may continue to be volatile in the future. During the past five years, the posted price for West Texas Intermediate (“WTI”) has ranged from a low of negative $36.98 per barrel in April 2020 to a high of $123.64 per barrel in March 2022. Over the same period, the Henry Hub spot market for natural gas has ranged from a low of $1.21 per MMBtu in November 2024 to a high of $23.86 per MMBtu in February 2021. Lower prices may not only decrease our revenues, but also potentially the amount of oil, natural gas, and NGL that our operators can produce economically. See “Risk Factors—Risks Related to Our Business and Operations—Our business is sensitive to the price of oil and gas, and sustained declines in prices may adversely affect our financial position, financial results, cash flows, access to capital, and ability to grow.”

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

EBITDA

We calculate EBITDA by adding back to net income (loss), interest income and expense, and depreciation, depletion, amortization, and accretion expense for the respective periods. EBITDA is a non-GAAP supplemental financial measure used by our management to understand and compare our operating results across accounting periods, for internal budgeting and forecasting purposes, and to evaluate financial performance and liquidity, in each case, without regard to financing methods, capital structure, or historical cost basis. EBITDA is presented as supplemental disclosure as we believe it provides useful information to investors and others in understanding and evaluating our results, prospects, and liquidity period over period, including as compared to results of other companies. EBITDA does not represent and should not be considered an alternative to, or more meaningful than, net income (loss), income from operations, cash flows from operating activities, or any other measure of financial performance presented in accordance with GAAP as measures of financial performance. EBITDA has important limitations as an analytical tool because it excludes some but not all items that affect net income (loss), the most directly comparable GAAP financial measure. Other companies may not publish this or similar metrics, and our computation of EBITDA may differ from computations of similarly titled measures of other companies.

Factors Affecting the Comparability of Our Financial Condition and Results of Operations

Our historical financial condition and results of operations for the periods presented may not be comparable, either from period to period or going forward, primarily for the following reasons:

Acquisitions

There is typically a lag (e.g., six to eighteen months or longer) between when acquisitions are made and when those investments generate meaningful revenue. As a result, many of the investments we made in 2024 began generating revenue in 2025, and we anticipate the same delayed effect will occur from 2025 to 2026 and in the future as we continue to invest in new opportunities. We intend to pursue potential accretive acquisitions of additional mineral and royalty interests by capitalizing on our specialized software, as well as our management team’s expertise and relationships. We believe we will be well-positioned to acquire such assets and, should such opportunities arise, identifying and executing acquisitions will be a key part of our strategy. However, if we are unable to make acquisitions on economically acceptable terms, our future growth may be limited, and any acquisitions we make may reduce, rather than increase, our cash flows and ability to make further investments in our business and satisfy our debt obligations, including with respect to the Registered Notes. Additionally, it is possible that we will effect divestitures of certain of our assets. Any such acquisitions or divestitures affect the comparability of our results of operations from period to period.

Supply, Demand, Market Risk, and Their Impact on Oil Prices

Commodity prices are a significant factor impacting our revenues, profitability, operating cash flows, the amount of capital we invest in our business, and redemption of our debt. During the period from January 1, 2021 through June 30, 2025, prices for crude oil reached a high of $123.64 per Bbl and a low of $47.47 per Bbl. Over the same time period, natural gas prices reached a high of $23.86 per MMBtu and a low of $1.21 per MMBtu. These prices experience large swings, sometimes on a day-to-day or week-to-week basis. For the six months ended June 30, 2025, the average NYMEX crude oil and natural gas prices were $68.12 per Bbl and $3.66 per MMBtu, respectively, representing a decrease of 14.5% and an increase of 74.1%, respectively, from the average NYMEX prices during the six months ended June 30, 2024.

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

We expect commodity price volatility to continue given the complex global dynamics of supply and demand that exist in the market. See “Risk Factors—Risks Related to Our Business and Operations—Our business is sensitive to the price of oil and gas, and sustained declines in prices may adversely affect our financial position, financial results, cash flows, access to capital, and ability to grow” for further discussion on how volatility in commodity prices could impact us.

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

Reporting and Compliance Expenses

We expect to incur incremental non-recurring costs related to our transition to being a public company, including the costs associated with the initial implementation of our improved internal controls and testing. We also expect to incur additional significant and recurring expenses as a public reporting company, such as expenses associated with SEC reporting requirements, including annual and quarterly reports, SOX compliance expenses, costs associated with the employment of additional personnel, increased independent auditor fees, increased legal fees, investor relations expenses, and increased director and officer insurance expenses. Certain of these general and administrative expenses are not included in our historical financial statements.

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

Impairment

We evaluate our producing properties for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When assessing proved properties for impairment, we compare the expected undiscounted future cash flows of the proved properties to the carrying amount of the proved properties to determine recoverability. If the carrying amount of proved properties exceeds the expected undiscounted future cash flows, the carrying amount is written down to the properties’ estimated fair value, which is measured as the present value of the expected future cash flows of such properties. The factors used to determine fair value include estimates of proved reserves, future commodity prices, timing of future production, and a risk-adjusted discount rate. The proved property impairment test is primarily impacted by future commodity prices, changes in estimated reserve quantities, estimates of future production, overall proved property balances, and depletion expense. If pricing conditions decline or are depressed, or if there is a negative impact on one or more of the other components of the calculation, we may incur proved property impairments in future periods. For example, commodity prices remain volatile in 2025. As a result, we may be required to incur such impairments in future periods.

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

PhoenixOp

Our wholly owned subsidiary, PhoenixOp, was formed to manage and conduct drilling, extraction, and related oil and gas operating activities. PhoenixOp commenced the spudding of its first wells in the third quarter of 2023. The first five wells completed by PhoenixOp began production in the first quarter of 2024, and the next five wells began production in the second quarter of 2024. As of June 30, 2025, PhoenixOp placed an additional 52 wells in production, and had 32 wells in various stages of development. In PhoenixOp’s first full year of production, product sales revenue was $125.6 million. For the six months ended June 30, 2025, PhoenixOp’s operations increased, and its product sales revenue was $181.5 million. As more wells continue to commence production, and more properties are contributed to PhoenixOp for potential future drilling activities, we expect to derive a greater portion of our total revenues from PhoenixOp and our operating segment. We believe these operations represent a significant source of potential revenue growth. In addition, as PhoenixOp is an E&P operator, it incurs greater operating costs related to drilling, extraction, and related oil and gas operating activities than our mineral and non-operating activities. As a result, we expect our operating costs to increase as PhoenixOp’s operations expand and become a greater portion of our overall business. These operations continue to execute well against our business plan and we expect these trends to continue through 2025. We are currently monitoring PhoenixOp operations and industry developments in light of recent changes in the commodity price environment. While we believe these operations are well-positioned to navigate a lower-price environment, we may reduce operations, such as reducing rigs or completion crews, in response to prolonged periods of decreased commodity prices, which would reduce our revenue generated by PhoenixOp and could have an adverse effect on our business, financial condition, results of operations, and cash flows from operations.

Results of Operations for the Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

The following table summarizes our consolidated results of operations for the periods indicated:

	Three Months Ended June 30,		Change
(in thousands)	2025	2024	$	%
Revenues
Product sales	$97,260	$27,312	$69,948	256%
Mineral and royalty revenues	31,985	51,604	(19,619)	(38)%
Purchased crude oil sales	30,800	—	30,800	NM
Water services	3,697	904	2,793	309%
Other revenues	92	10	82	820%

Total revenues	163,834	79,830	84,004	105%

Operating expenses
Cost of sales	35,169	14,945	20,224	135%
Depreciation, depletion, amortization, and accretion	36,617	24,370	12,247	50%
Purchased crude oil expenses	30,352	—	30,352	NM
Selling, general and administrative	6,381	7,861	(1,480)	(19)%
Payroll and payroll-related	8,093	5,907	2,186	37%
Advertising and marketing	517	144	373	259%
Impairment expense	6	—	6	NM

Total operating expenses	117,135	53,227	63,908	120%

Income from operations	46,699	26,603	20,096	76%

Other income (expense)
Interest income	363	33	330	1,000%
Interest expense, net	(37,025)	(17,994)	(19,031)	(106)%
Gain (loss) on derivatives	8,922	(19)	8,941	47,058%
Loss on debt extinguishment	(261)	(225)	(36)	(16)%

Total other expenses	(28,001)	(18,205)	(9,796)	(54)%

Net income	$18,698	$8,398	$10,300	123%

NM – not meaningful.

The following tables summarize our segment operating profit for the periods indicated:

	Three Months Ended June 30, 2025
(in thousands)	Mineral and Non-operating	Operating	Securities	Eliminations	Total
Total revenues	$32,017	$131,787	$33,478	$(33,448)	$163,834
Total operating expenses	(22,510)	(91,878)	(2,809)	62	(117,135)

Segment operating profit	$9,507	$39,909	$30,669	$(33,386)	$46,699

	Three Months Ended June 30, 2024
(in thousands)	Mineral and Non-operating	Operating	Securities	Eliminations	Total
Total revenues	$51,656	$28,216	$16,261	$(16,303)	$79,830
Total operating expenses	(32,352)	(18,573)	(2,354)	52	(53,227)

Segment operating profit	$19,304	$9,643	$13,907	$(16,251)	$26,603

The following table summarizes our production data and average realized prices for the periods indicated:

	Three Months Ended June 30,		Change
	2025	2024	$	%
Production Data:
Crude oil (Bbls)	1,960,870	992,105	968,765	97.6%
Natural gas (Mcf)	626,862	943,938	(317,076)	(33.6)%
NGL (Bbls)	102,425	137,240	(34,815)	(25.4)%

Total (BOE)(6:1)	2,167,772	1,286,668	881,104	68.5%
Average daily production (BOE/d) (6:1)	23,822	14,139	9,682	68.5%
Average Realized Prices(a):
Crude oil (Bbl)	$63.98	$74.46	$(10.48)	(14.1)%
Natural gas (Mcf)	$2.71	$1.59	$1.12	70.4%
NGL (Bbl)	$20.34	$25.79	$(5.45)	(21.1)%

(a)	Average realized prices are net of certain post-production costs that are deducted from our royalties.

Revenues

The following table shows the components of our revenue for the periods presented:

	Three Months Ended June 30,		Change
(in thousands)	2025	2024	$	%
Product sales
Crude oil	$96,438	$26,602	$69,836	262.5%
Natural gas	209	98	111	113.3%
NGL	613	612	1	0.2%

Total product sales	97,260	27,312	69,948	256.1%

Mineral and royalty revenues
Crude oil	29,023	47,271	(18,248)	(38.6)%
Natural gas	1,492	1,406	86	6.1%
NGL	1,470	2,927	(1,457)	(49.8)%

Total mineral and royalty revenues	31,985	51,604	(19,619)	(38.0)%

Purchased crude oil sales	30,800	—	30,800	NM
Water services	3,697	904	2,793	309.0%
Other revenue	92	10	82	820.0%

Total revenues	$163,834	$79,830	$84,004	105.2%

NM – not meaningful.

Revenue was $163.8 million for the three months ended June 30, 2025, as compared to $79.8 million for the same period in 2024, an increase of $84.0 million, or 105.2%. The increase was primarily attributable to a $69.9 million increase in product sales generated from our direct drilling, extraction, and related oil and gas operating activities, $30.8 million of purchased crude oil sales derived from the sale of crude oil purchased from working interest owners and royalty interest holders in wells operated by PhoenixOp that did not exist in the prior period, and a $2.8 million increase in revenue from water disposal services, partially offset by a $19.6 million decrease in mineral and royalty revenues generated from our mineral and non-operating activities.

Mineral and Non-operating Segment

Mineral and non-operating segment revenue was $32.0 million for the three months ended June 30, 2025, as compared to $51.7 million for the same period in 2024, a decrease of $19.6 million, or 38.0%. The decrease in segment revenue was primarily driven by decreased revenues from crude oil due to a 32.0% decrease in production volumes from our acquisitions of mineral and non-operated working interests and a 10.3% decrease in the average realized price from $70.72/Bbl to $63.45/Bbl for crude oil within the mineral and non-operating segment in 2025 as compared to the same period in 2024.

Operating Segment

Operating segment revenue was $131.8 million for the three months ended June 30, 2025, as compared to $28.2 million for the same period in 2024, an increase of $103.6 million, or 367.1%. The increase was primarily attributable to a $69.9 million increase in product sales generated from our direct drilling, extraction, and related operating activities driven by additional wells placed into service, of which there were 62 producing wells in service as of June 30, 2025, as compared to 10 producing wells in service as of June 30, 2024, and $30.8 million of purchased crude oil sales derived from the sale of crude oil purchased from working interest owners and royalty interest holders in wells operated by PhoenixOp beginning in April 2025.

Operating Expenses

Cost of Sales

The following table shows the components of our cost of sales for the periods presented:

	Three Months Ended June 30,		Change
(in thousands)	2025	2024	$	%
Cost of sales
Production taxes	$10,529	$5,474	$5,055	92.3%
Lease operating expenses	13,716	7,684	6,032	78.5%
Production costs	10,924	1,787	9,137	511.3%

Total	$35,169	$14,945	$20,224	135.3%

Cost of sales was $35.2 million for the three months ended June 30, 2025, as compared to $14.9 million for the same period in 2024, an increase of $20.2 million, or 135.3%. The increase was primarily driven by increased drilling, extraction and related oil and gas operating activities associated with wells operated by PhoenixOp, partially offset by a decrease in cost of sales due to decreased production volumes from our acquisitions of mineral and non-operated working interests during the three months ended June 30, 2025 as compared to the same period in 2024.

Mineral and Non-operating Segment

Mineral and non-operating segment cost of sales was $6.7 million for the three months ended June 30, 2025, as compared to $8.9 million for the same period in 2024, a decrease of $2.1 million, or 24.1%. The decrease in segment cost of sales was primarily driven by a 32.0% decrease in crude oil production volumes from our acquisitions of mineral and non-operated working interests during the three months ended June 30, 2025 as compared to the same period in 2024.

Operating Segment

Operating segment cost of sales was $28.5 million for the three months ended June 30, 2025, as compared to $6.1 million for the same period in 2024, an increase of $22.4 million, or 364.8%. The increase in segment cost of sales was driven by increased production from PhoenixOp, which commenced operated production in the first quarter of 2024. As of June 30, 2025, PhoenixOp had placed into service an additional 52 producing wells since June 30, 2024, resulting in increased lease operating expenses, production and ad valorem taxes, and production costs during the three months ended June 30, 2025 as compared to the same period in 2024.

Depreciation, Depletion, Amortization, and Accretion Expense

The following table shows the components of our depletion, depreciation, amortization, and accretion expense for the periods presented:

	Three Months Ended June 30,		Change
(in thousands)	2025	2024	$	%
Depreciation, depletion, amortization, and accretion
Depletion	$36,557	$24,287	$12,270	50.5%
Depreciation	9	2	7	350.0%
Accretion on asset retirement obligations	51	81	(30)	(37.0)%

Total	$36,617	$24,370	$12,247	50.3%

Depreciation, depletion, amortization, and accretion expense was $36.6 million for the three months ended June 30, 2025, as compared to $24.4 million for the same period in 2024, an increase of $12.2 million, or 50.3%, primarily due to a $21.8 million increase in depletion expense within the operating segment driven by increases in our depletable cost bases, partially offset by a $9.3 million decrease in depletion expense within the mineral and non-operating segment, primarily due to a lower depletion rate as a result of reduced realized production volumes.

Mineral and Non-operating Segment

Depletion for the mineral and non-operating segment was $7.1 million for the three months ended June 30, 2025, as compared to $16.4 million for the same period in 2024, a decrease of $9.3 million, or 56.7%. On a per unit basis, depletion expense was $11.52 per Boe and $17.89 per Boe for the three months ended June 30, 2025 and 2024, respectively, a decrease of $6.37 per Boe, driven by a lower depletion rate primarily due to reduced realized production volumes.

Operating Segment

Depletion for the operating segment was $29.5 million for the three months ended June 30, 2025, as compared to $7.7 million for the same period in 2024, an increase of $21.8 million, or 283.4%, primarily due to increases in the depletable cost bases, partially offset by a lower depletion rate during the three months ended June 30, 2025 as compared to the same period in 2024. The lower depletion rate is primarily attributable to significant growth in proved reserves due to drilling activity by PhoenixOp.

Purchased Crude Oil Expenses

Purchased crude oil expense was $30.4 million for the three months ended June 30, 2025, with no comparable activity for the same period in 2024. This change is attributable to the commencement of marketing activities in April 2025 through our wholly-owned subsidiary, Firebird Marketing, LLC (“Firebird Marketing”), within the operating segment. Purchased crude oil expense represents the purchase of crude oil from working interest owners and royalty interest holders in properties operated by PhoenixOp.

Selling, General and Administrative Expense

Selling, general and administrative expense was $6.4 million for the three months ended June 30, 2025, as compared to $7.9 million for the same period in 2024, a decrease of $1.5 million, or 18.8%. The decrease was primarily due to a $4.4 million decrease in professional legal service fees, partially offset by a $1.2 million increase in fees associated with land acquisition and title work, a $0.9 million increase in financing-related costs including administrative costs associated with our securities offerings, and $0.7 million increase in allocated corporate overhead.

Mineral and Non-operating Segment

Selling, general, and administrative expense for the mineral and non-operating segment was $4.8 million for three months ended June 30, 2025, as compared to $3.7 million for the same period in 2024, an increase of $1.1 million, or 29.2%. The increase was primarily due to increased fees associated with land acquisition and title work of $1.5 million, increased allocated corporate overhead of $0.4 million and increased allocated financing costs of $0.3 million, partially offset by lower allocated professional legal service fees of $1.2 million.

Operating Segment

Selling, general and administrative expense for the operating segment was $1.1 million for the three months ended June 30, 2025 as compared to $3.0 million for the same period in 2024, a decrease of $1.9 million, or 63.2%, primarily due to decreased allocated professional legal service fees.

Securities Segment

Selling, general and administrative expense for the securities segment was $0.5 million for the three months ended June 30, 2025, as compared to $1.2 million for the same period in 2024, a decrease of $0.7 million, or 58.0%. The decrease was primarily due to decreased professional legal service fees of $1.7 million, partially offset by increased administrative costs associated with our securities offerings of $0.6 million and increased allocated corporate overhead of $0.1 million.

Payroll and Payroll-Related Expense

Payroll and payroll-related expense was $8.1 million for the three months ended June 30, 2025, as compared to $5.9 million for the same period in 2024, an increase of $2.2 million, or 37.0%, primarily as a result of increased employee headcount and compensation. Employee headcount increased from 109 employees at June 30, 2024 to 167 employees at June 30, 2025.

Mineral and Non-operating Segment

Payroll and payroll-related expense for the mineral and non-operating segment was $3.9 million for the three months ended June 30, 2025, as compared to $3.4 million for the same period in 2024, an increase of $0.5 million, or 16.1%, due to increased activity in acquiring leasehold and mineral assets.

Operating Segment

Payroll and payroll-related expense for the operating segment was $2.4 million for the three months ended June 30, 2025, as compared to $1.7 million for the same period in 2024, an increase of $0.7 million, or 40.2%, primarily due to the increased number of personnel engaged in our oil and gas operating activities.

Securities Segment

Payroll and payroll-related expense for the securities segment was $1.8 million for the three months ended June 30, 2025, as compared to $0.8 million for the same period in 2024, an increase of $1.0 million, or 114.0%, primarily due to the increased number of personnel engaged in the administration and management of our securities offerings.

Advertising and Marketing Expense

Advertising and marketing expense was $0.5 million for the three months ended June 30, 2025, as compared to $0.1 million for the same period in 2024, which was not material for any of the periods presented.

Impairment Expense

Impairment expense was less than $0.1 million for the three months ended June 30, 2025, primarily as a result of lease expirations within the mineral and non-operating segment, with no comparable activity in the prior year period.

Other Expenses

Interest Expense, Net

Interest expense, net, was $37.0 million for the three months ended June 30, 2025, as compared to $18.0 million for the same period in 2024, an increase of $19.0 million, or 105.8%. The increase was primarily due to a $14.8 million increase in interest costs associated with sales of our unregistered debt securities and Registered Notes, which increased from $591.6 million outstanding at June 30, 2024 to $920.6 million outstanding at June 30, 2025, with no significant changes in interest rates between the periods and $9.4 million in interest costs associated with the Fortress Credit Agreement for the three months ended June 30, 2025 that did not occur in the prior year period. The increase was partially offset by decreased interest costs of $1.7 million associated with merchant cash advances and a line of credit, which were previously outstanding as of June 30, 2024 but were repaid in full prior to 2025, and a $4.0 million increase in capitalized interest primarily due to increased qualifying asset expenditures.

Gain (Loss) on Derivatives

Gain on derivatives was $8.9 million for the three months ended June 30, 2025, as compared to a loss on derivatives of less than $0.1 million for the same period in 2024, primarily due to hedging transactions that did not exist in the prior period.

Loss on Debt Extinguishment

Loss on debt extinguishment was $0.3 million for the three months ended June 30, 2025, as compared to $0.2 million for the same period in 2024. The increase was primarily due to increased write-offs of debt issuance costs associated with the redemption of bonds issued pursuant to our unregistered debt offerings, of which $2.7 million of bonds were redeemed during the three months ended June 30, 2025, as compared to $3.0 million of bonds redeemed for the same period in 2024.

The following table summarizes the par value of bonds redeemed for the periods indicated:

	Three Months Ended June 30,		Change
(in thousands)	2025	2024	$	%
Reg D Bonds
August 2023 506(c) Bonds	$1,528	$1,090	$438	40%
July 2022 506(c) Bonds	300	—	300	NM
December 2022 506(c) Bonds	20	1,137	(1,117)	(98)%

Total Reg D Bonds	1,848	2,227	(379)	(17)%

Reg A Bonds	535	442	93	21%
Adamantium Bonds	342	300	42	14%

Total	$2,725	$2,969	$(244)	(8)%

NM – not meaningful.

Results of Operations for the Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

The following table summarizes our consolidated results of operations for the periods indicated:

	Six Months Ended June 30,		Change
(in thousands)	2025	2024	$	%
Revenues
Product sales	$181,529	$33,990	$147,539	434%
Mineral and royalty revenues	61,871	85,588	(23,717)	(28)%
Purchased crude oil sales	30,800	—	30,800	NM
Water services	5,200	904	4,296	475%
Other revenues	181	28	153	546%

Total revenues	279,581	120,510	159,071	132%

Operating expenses
Cost of sales	62,252	22,927	39,325	172%
Depreciation, depletion, amortization, and accretion	67,842	37,775	30,067	80%
Purchased crude oil expenses	30,352	—	30,352	NM
Selling, general and administrative	15,895	13,111	2,784	21%
Payroll and payroll-related	16,022	10,732	5,290	49%
Advertising and marketing	837	161	676	420%
Loss on sale of assets	—	564	(564)	(100)%
Impairment expense	522	—	522	NM

Total operating expenses	193,722	85,270	108,452	127%

Income from operations	85,859	35,240	50,619	144%

Other income (expense)
Interest income	1,052	55	997	1,813%
Interest expense, net	(72,874)	(34,915)	(37,959)	(109)%
Gain (loss) on derivatives	10,842	(86)	10,928	12,707%
Loss on debt extinguishment	(582)	(301)	(281)	(93)%

Total other expenses	(61,562)	(35,247)	(26,315)	(75)%

Net income (loss)	$24,297	$(7)	$24,304	347,200%

NM – not meaningful.

The following tables summarize our segment operating profit for the periods indicated:

	Six Months Ended June 30, 2025
(in thousands)	Mineral and Non-operating	Operating	Securities	Eliminations	Total
Total revenues	$61,941	$217,559	$63,319	$(63,238)	$279,581
Total operating expenses	(44,776)	(141,393)	(7,653)	100	(193,722)

Segment operating profit	$17,165	$76,166	$55,666	$(63,138)	$85,859

	Six Months Ended June 30, 2024
(in thousands)	Mineral and Non-operating	Operating	Securities	Eliminations	Total
Total revenues	$85,651	$34,894	$31,822	$(31,857)	$120,510
Total operating expenses	(55,856)	(24,349)	(5,128)	63	(85,270)

Segment operating profit	$29,795	$10,545	$26,694	$(31,794)	$35,240

The following table summarizes our production data and average realized prices for the periods indicated:

	Six Months Ended June 30,		Change
	2025	2024	$	%
Production Data:
Crude oil (Bbls)	3,513,479	1,570,516	1,942,963	123.7%
Natural gas (Mcf)	1,339,354	1,500,220	(160,866)	(10.7)%
NGL (Bbls)	190,387	217,607	(27,220)	(12.5)%

Total (BOE)(6:1)	3,927,092	2,038,160	1,888,932	92.7%
Average daily production (BOE/d) (6:1)	21,697	11,199	10,498	93.7%
Average Realized Prices(a):
Crude oil (Bbl)	$66.86	$70.80	$(3.94)	(5.6)%
Natural gas (Mcf)	$2.94	$1.92	$1.02	53.1%
NGL (Bbl)	$23.86	$25.30	$(1.44)	(5.7)%

(a)	Average realized prices are net of certain post-production costs that are deducted from our royalties.

Revenues

The following table shows the components of our revenue for the periods presented:

	Six Months Ended June 30,		Change
(in thousands)	2025	2024	$	%
Product sales
Crude oil	$179,640	$33,156	$146,484	441.8%
Natural gas	637	113	524	463.7%
NGL	1,252	721	531	73.6%

Total product sales	181,529	33,990	147,539	434.1%

Mineral and royalty revenues
Crude oil	55,286	78,031	(22,745)	(29.1)%
Natural gas	3,295	2,772	523	18.9%
NGL	3,290	4,785	(1,495)	(31.2)%

Total mineral and royalty revenues	61,871	85,588	(23,717)	(27.7)%

Purchased crude oil sales	30,800	—	30,800	NM
Water services	5,200	904	4,296	475.2%
Other revenue	181	28	153	546.4%

Total revenues	$279,581	$120,510	$159,071	132.0%

NM – not meaningful.

Revenue was $279.6 million for the six months ended June 30, 2025, as compared to $120.5 million for the same period in 2024, an increase of $159.1 million, or 132.0%. The increase was primarily attributable to a $147.5 million increase in product sales generated from our direct drilling, extraction, and related oil and gas operating activities, $30.8 million of purchased crude oil sales derived from the sale of crude oil purchased from working interest owners and royalty interest holders in wells operated by PhoenixOp that did not exist in the prior period, and a $4.3 million increase in revenue from water disposal services, partially offset by a $23.7 million decrease in mineral and royalty revenues generated from our mineral and non-operating activities.

Mineral and Non-operating Segment

Mineral and non-operating segment revenue was $61.9 million for the six months ended June 30, 2025, as compared to $85.7 million for the same period in 2024, a decrease of $23.7 million, or 27.7%. The decrease in segment revenue was primarily driven by decreased revenues from crude oil due to a 27.0% decrease in production volumes from our acquisitions of mineral and non-operated working interests and a 2.9% decrease in the average realized price from $67.49/Bbl to $65.53/Bbl for crude oil within the mineral and non-operating segment in 2025 as compared to the same period in 2024.

Operating Segment

Operating segment revenue was $217.6 million for the six months ended June 30, 2025, as compared to $34.9 million for the same period in 2024, an increase of $182.7 million, or 523.5%. The increase was primarily attributable to a $147.5 million increase in product sales generated from our direct drilling, extraction, and related operating activities driven by increased wells placed into service, of which there were 62 producing wells placed into service as of June 30, 2025, as compared to 10 producing wells in service as of June 30, 2024, and $30.8 million of purchased crude oil sales derived from the sale of crude oil purchased from working interest owners and royalty interest holders in wells operated by PhoenixOp beginning in April 2025.

Operating Expenses

Cost of Sales

The following table shows the components of our cost of sales for the periods presented:

	Six Months Ended June 30,		Change
(in thousands)	2025	2024	$	%
Cost of sales
Production taxes	$20,735	$9,366	$11,369	121.4%
Lease operating expenses	21,593	11,637	9,956	85.6%
Production costs	19,924	1,924	18,000	935.6%

Total	$62,252	$22,927	$39,325	171.5%

Cost of sales was $62.3 million for the six months ended June 30, 2025, as compared to $22.9 million for the same period in 2024, an increase of $39.3 million, or 171.5%. The increase was primarily driven by increased drilling, extraction and related oil and gas operating activities associated with wells operated by PhoenixOp, partially offset by a decrease in cost of sales due to decreased production volumes from our acquisitions of mineral and non-operated working interests during the six months ended June 30, 2025 as compared to the same period in 2024.

Mineral and Non-operating Segment

Mineral and non-operating segment cost of sales was $11.3 million for the six months ended June 30, 2025, as compared to $15.3 million for the same period in 2024, a decrease of $3.9 million, or 25.9%. The decrease in segment cost of sales was primarily driven by a 27.0% decrease in crude oil production volumes from our acquisitions of mineral and non-operated working interests during the six months ended June 30, 2025 as compared to the same period in 2024.

Operating Segment

Operating segment cost of sales was $51.0 million for the six months ended June 30, 2025, as compared to $7.7 million for the same period in 2024, an increase of $43.3 million, or 560.0%. The increase in segment cost of sales was driven by increased production from PhoenixOp, which commenced operated production in the first quarter of 2024. As of June 30, 2025, PhoenixOp had placed into service an additional 52 producing wells since June 30, 2024, resulting in increased lease operating expenses, production and ad valorem taxes, and production costs during the six months ended June 30, 2025 as compared to the same period in 2024.

Depreciation, Depletion, Amortization, and Accretion Expense

The following table shows the components of our depletion, depreciation, amortization, and accretion expense for the periods presented:

	Six Months Ended June 30,		Change
(in thousands)	2025	2024	$	%
Depreciation, depletion, amortization, and accretion
Depletion	$67,815	$37,538	$30,277	80.7%
Depreciation	14	83	(69)	(83.1)%
Accretion on asset retirement obligations	13	154	(141)	(91.6)%

Total	$67,842	$37,775	$30,067	79.6%

Depreciation, depletion, amortization, and accretion expense was $67.8 million for the six months ended June 30, 2025, as compared to $37.8 million for the same period in 2024, an increase of $30.1 million, or 79.6%, primarily due to a $43.0 million increase in depletion expense within the operating segment driven by increases in our depletable cost bases, partially offset by a $12.6 million decrease within the mineral and non-operating segment primarily due to a lower depletion rate driven by reduced realized production volumes.

Mineral and Non-operating Segment

Depletion for the mineral and non-operating segment was $15.4 million for the six months ended June 30, 2025, as compared to $28.0 million for the same period in 2024, a decrease of $12.6 million, or 45.1%. On a per unit basis, depletion expense was $13.11 per Boe and $17.76 per Boe for the six months ended June 30, 2025 and 2024, respectively, a decrease of $4.65 per Boe, driven by a lower depletion rate primarily due to reduced realized production volumes.

Operating Segment

Depletion for the operating segment was $52.5 million for the six months ended June 30, 2025, as compared to $9.5 million for the same period in 2024, an increase of $43.0 million, or 451.9%, primarily due to increases in the depletable cost bases, partially offset by a lower depletion rate during the six months ended June 30, 2025 as compared to the same period in 2024. The lower depletion rate is primarily attributable to significant growth in proved reserves due to drilling activity by PhoenixOp.

Purchased Crude Oil Expenses

Purchased crude oil expense was $30.4 million for the six months ended June 30, 2025, with no comparable activity for the same period in 2024. This change is attributable to the commencement of marketing activities in April 2025 through Firebird Marketing within the operating segment. Purchased crude oil expense represents the purchase of crude oil from working interest owners and royalty interest holders in properties operated by PhoenixOp.

Selling, General and Administrative Expense

Selling, general and administrative expense was $15.9 million for the six months ended June 30, 2025, as compared to $13.1 million for the same period in 2024, an increase of $2.8 million, or 21.2%. The increase was primarily due to a $2.6 million increase in fees associated with land acquisition and title work, a $1.6 million increase in corporate overhead, a $1.0 million increase in financing-related costs including administrative costs associated with our securities offerings, and a $0.6 million increase in contract labor costs, partially offset by a $3.2 million decrease in fees associated with professional legal services.

Mineral and Non-operating Segment

Selling, general and administrative expense for the mineral and non-operating segment was $9.7 million for six months ended June 30, 2025, as compared to $6.0 million for the same period in 2024, an increase of $3.7 million, or 61.1%. The increase was primarily due to increased fees associated with land acquisition and title work of $3.2 million, increased allocated corporate overhead of $0.9 million, and increased allocated financing costs of $0.3 million, partially offset by lower allocated professional legal fees of $0.9 million.

Operating Segment

Selling, general and administrative expense for the operating segment was $3.1 million for the six months ended June 30, 2025 as compared to $4.3 million for the same period in 2024, a decrease of $1.2 million, or 27.7%, primarily due to decreased allocated professional legal fees.

Securities Segment

Selling, general and administrative expense for the securities segment was $3.1 million for the six months ended June 30, 2025, as compared to $2.8 million for the same period in 2024. The increase of $0.3 million was not a significant change.

Payroll and Payroll-Related Expense

Payroll and payroll-related expense was $16.0 million for the six months ended June 30, 2025, as compared to $10.7 million for the same period in 2024, an increase of $5.3 million, or 49.3%, primarily as a result of increased employee headcount and compensation. Employee headcount increased from 109 employees at June 30, 2024 to 167 employees at June 30, 2025.

Mineral and Non-operating Segment

Payroll and payroll-related expense for the mineral and non-operating segment was $7.9 million for the six months ended June 30, 2025, as compared to $6.0 million for the same period in 2024, an increase of $1.9 million, or 31.6%, due to increased activity in acquiring leasehold and mineral assets.

Operating Segment

Payroll and payroll-related expense for the operating segment was $4.4 million for the six months ended June 30, 2025, as compared to $2.8 million for the same period in 2024, an increase of $1.6 million, or 59.6%, primarily due to the increased number of personnel engaged in our oil and gas operating activities.

Securities Segment

Payroll and payroll-related expense for the securities segment was $3.7 million for the six months ended June 30, 2025, as compared to $2.0 million for the same period in 2024, an increase of $1.8 million, or 87.9%, primarily due to the increased number of personnel engaged in the administration and management of our securities offerings.

Advertising and Marketing Expense

Advertising and marketing expense was $0.8 million for the six months ended June 30, 2025, as compared to $0.2 million for the same period in 2024, which was not material for any of the periods presented.

Loss on Sale of Assets

Loss on sale of assets was $0.6 million for the six months ended June 30, 2024, as result of the disposition of certain mineral interests in the Williston Basin within the mineral and non-operating segment, with no comparable activity in the current-year period.

Impairment Expense

Impairment expense was $0.5 million for the six months ended June 30, 2025, primarily as a result of lease expirations within the mineral and non-operating segment, with no comparable activity in the prior year period.

Other Expenses

Interest Expense, Net

Interest expense, net, was $72.9 million for the six months ended June 30, 2025, as compared to $34.9 million for the same period in 2024, an increase of $38.0 million, or 108.7%. The increase was primarily due to a $26.7 million increase in interest costs associated with sales of our unregistered debt securities and Registered Notes, which increased from $591.6 million outstanding at June 30, 2024 to $920.6 million outstanding at June 30, 2025, with no significant changes in interest rates between the periods and $17.6 million in interest costs associated with the Fortress Credit Agreement for the six months ended June 30, 2025 that did not occur in the prior year period. The increase was partially offset by decreased interest costs of $3.0 million associated with merchant cash advances and a line of credit which were previously outstanding as of June 30, 2024 but were repaid in full prior to 2025, and a $4.2 million increase in capitalized interest primarily due to higher qualifying asset expenditures.

Gain (Loss) on Derivatives

Gain on derivatives was $10.8 million for the six months ended June 30, 2025, as compared to a loss on derivatives of less than $0.1 million for the same period in 2024, primarily due to hedging transactions that did not exist in the prior period.

Loss on Debt Extinguishment

Loss on debt extinguishment was $0.6 million for the six months ended June 30, 2025, as compared to $0.3 million for the same period in 2024. The increase was primarily due to increased write-offs of debt issuance costs associated with the redemption of bonds issued pursuant to our unregistered debt offerings, of which $5.3 million of bonds were redeemed during the six months ended June 30, 2025, as compared to $4.0 million of bonds redeemed for the same period in 2024.

The following table summarizes the par value of bonds redeemed for the periods indicated:

	Six Months Ended June 30,		Change
	2025	2024	$	%
(in thousands)
Reg D Bonds
August 2023 506(c) Bonds	$3,121	$1,340	$1,781	133%
July 2022 506(c) Bonds	400	—	400	NM
December 2022 506(c) Bonds	60	1,377	(1,317)	(96)%

Total Reg D Bonds	3,581	2,717	864	32%

Reg A Bonds	854	959	(105)	(11)%
Adamantium Bonds	842	300	542	181%

Total	$5,277	$3,976	$1,301	33%

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

The following tables show a reconciliation of EBITDA to net income (loss), the most comparable GAAP measure, as presented in the condensed consolidated statements of operations for the periods presented:

	Three Months Ended June 30,		Change
(in thousands)	2025	2024	$	%
Net income	$18,698	$8,398	$10,300	122.6%
Interest income	(363)	(33)	(330)	(1,000.0)%
Interest expense, net	37,025	17,994	19,031	105.8%
Depreciation, depletion, amortization, and accretion	36,617	24,370	12,247	50.3%

EBITDA	$91,977	$50,729	$41,248	81.3%

	Six Months Ended June 30,		Change
(in thousands)	2025	2024	$	%
Net income (loss)	$24,297	$(7)	$24,304	347,200.0%
Interest income	(1,052)	(55)	(997)	(1,812.7)%
Interest expense, net	72,874	34,915	37,959	108.7%
Depreciation, depletion, amortization, and accretion	67,842	37,775	30,067	79.6%

EBITDA	$163,961	$72,628	$91,333	125.8%

EBITDA was $92.0 million for the three months ended June 30, 2025, as compared to $50.7 million for the same period in 2024, an increase of $41.2 million, or 81.3%. The increase in EBITDA was primarily driven by an $84.0 million increase in consolidated revenues and an $8.9 million increase in gain on derivatives due to hedging transactions that did not exist in the prior period, partially offset by a $51.7 million increase in operating expense (excluding depreciation, depletion, amortization, and accretion expense), primarily driven by increased purchased crude oil expenses, increased cost of sales and increased payroll and payroll-related expenses.

EBITDA was $164.0 million for the six months ended June 30, 2025, as compared to $72.6 million for the same period in 2024, an increase of $91.3 million, or 125.8%. The increase in EBITDA was primarily driven by a $159.1 million increase in consolidated revenues and a $10.9 million increase in gain on derivatives due to hedging transactions that did not exist in the prior period, partially offset by a $78.4 million increase in operating expense (excluding depreciation, depletion, amortization, and accretion expense), primarily driven by increased cost of sales, increased purchased crude oil expenses, increased payroll and payroll-related expenses and increased selling, general and administrative expenses.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flows from operations, borrowings under credit agreements, issuances of debt securities pursuant to unregistered debt offerings under Regulation D and A of the Securities Act, including the Registered Notes, Adamantium Securities and the Reg D/Reg A Bonds. Future sources of liquidity may also include other credit facilities, capital contributions, and continued issuances of debt or equity securities. Our primary uses of cash are on the development and operation of PhoenixOp’s properties, the acquisition of mineral and royalty interests, lease operating expenses, and our proportionate share of production, severance, and ad valorem taxes for mineral and royalty interests, production costs, including gathering, processing, and transportation costs, debt service payments, the reduction of outstanding debt balances, and general overhead and other corporate expenses. As we continue to engage in increased drilling and direct production activities through PhoenixOp, we expect the development and operation of PhoenixOp’s properties to become an increasingly significant use of our cash. As of June 30, 2025, we had cash and cash equivalents of $60.5 million and outstanding indebtedness of $1,220.6 million.

As of June 30, 2025, we had $142.8 million of debt coming due and $102.4 million of interest payable within the next 12 months. Over the next 12 months, we expect to drill between 90 to 110 gross and 63.0 to 77.0 net wells across our operated leasehold acreage in the Bakken/Williston Basin in North Dakota and Montana, and expect to participate in the drilling of approximately between 120 to 160 gross and 5.6 to 7.4 net wells across our non-operated leasehold. We estimate that these direct drilling operations and non-operated activity will require between $700.0 million and $750.0 million of capital expenditures over the next 12 months.

Our ability to finance our operations, including funding capital expenditures and acquisitions, to meet our indebtedness obligations, or to refinance our indebtedness, will depend on our ability to generate cash in the future. Although we expect that our cash flows from operations will be sufficient to meet our fixed obligations, to fully realize our business plan we expect that we will need to raise approximately $400 million in capital in 2025 through the incurrence of additional debt. We have raised $254.2 million in debt proceeds during the six months ended June 30, 2025. We believe that these sources of liquidity will be sufficient to meet our cash requirements, including normal operating needs, debt service obligations, and capital expenditures, for at least the next 12 months, and will allow us to continue to execute on our strategy of expanding our direct drilling operations through PhoenixOp and acquiring attractive mineral and royalty interests in order to position us to grow our cash flows.

We periodically assess changes in current and projected cash flows, acquisition and divestiture activities, and other factors to determine the effects on our liquidity. Our ability to generate cash is subject to a number of factors, many of which are beyond our control, including commodity prices, weather, and general economic, financial, competitive, legislative, regulatory, and other factors. We are currently monitoring our operations and industry developments, including our drilling operations and production plans, in light of recent changes in the commodity price environment and industry volatility. Recently, oil and natural gas prices have decreased, going from $71.20 per barrel and $3.95 per MMBtu as of April 1, 2025 to $63.88 per barrel and $3.07 per MMBtu, respectively, as of August 7, 2025, which prices are below those assumed for purposes of our business plan. While we believe the company is well-positioned to navigate a lower-price environment, in the event of a prolonged period of commodity prices below those assumed for purposes of our business plan, our cash flows from operations would decrease and we may determine to adjust our business plan by adjusting capital expenditures, decreasing drilling operations, and/or reducing production plans, among other actions. We may also be required to raise additional capital, above our current expectations, in order to fully realize our current or adjusted business plan. See “Risk Factors—Risks Related to Our Business and Operations—Our business is sensitive to the price of oil and gas, and sustained declines in prices may adversely affect our financial position, financial results, cash flows, access to capital, and ability to grow.” If cash flow from operations does not meet our expectations, we may reduce our expected level of capital expenditures. If we require additional capital for acquisitions or other reasons, we may raise such capital through additional borrowings, asset sales, offerings of equity and debt securities, or other means. We cannot assure you that necessary capital will be available on acceptable terms or at all. Our ability to raise funds through the incurrence of additional indebtedness could be limited by covenants in our debt arrangements. If we are unable to obtain funds when needed or on acceptable terms, we may not be able to complete acquisitions that are favorable to us or finance the capital expenditures necessary to maintain our production or proved reserves. See “Risk Factors.”

We or our affiliates may from time to time seek to repurchase or retire our indebtedness through cash purchases and/or exchanges for equity or debt securities, in open-market purchases, privately negotiated transactions, tender or exchange offers, or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity, contractual restrictions, and other factors. The amounts involved may be material. For more information regarding the material terms of our outstanding indebtedness, see “—Indebtedness” below.

Preferred Equity Offering

On June 27, 2025, we filed an offering statement on Form 1-A with the SEC for the sale of up to 3,750,000 shares of our 10.00% Series A Cumulative Redeemable Preferred Shares at $20.00 per share, representing limited liability company interests (the “Preferred Shares”). We have applied to list the Preferred Shares on the NYSE American, LLC (“NYSE American”) under the symbol “PHXE.P”. No market currently exists for the Preferred Shares. If approved, we intend to list the Preferred Shares on NYSE American, and if not approved for listing on NYSE American, we will not complete this offering. No assurance can be given that our application to list on NYSE American will be approved or that an active trading market for the Preferred Shares will develop. The Preferred Shares will be senior to our common shares with respect to distribution rights and rights upon our liquidation, dissolution or winding up. The Preferred Shares will be junior to all of our existing and future indebtedness and to the indebtedness of our existing subsidiaries and any future subsidiaries.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,		Change
(in thousands)	2025	2024	$	%
Net cash provided by (used in):
Operating activities	$99,630	$29,438	$70,192	238.4%
Investing activities	(349,068)	(179,755)	(169,313)	(94.2)%
Financing activities	189,115	148,968	40,147	27.0%

Net decrease in cash and cash equivalents	$(60,323)	$(1,349)	$(58,974)	(4,371.7)%

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2025 was $99.6 million, as compared to $29.4 million for the same period in 2024, an increase of $70.2 million in net cash provided by operating activities. The increase was primarily due to a $48.6 million increase in net income, adjusted for non-cash charges of $24.3 million, and net favorable fluctuations of $21.6 million from changes in operating assets and liabilities. The $21.6 million cash inflow from changes in operating assets and liabilities was primarily due to increased accounts payable, accrued and other liabilities and noncurrent accrued interest totaling $65.3 million, partially offset by increased accounts receivable of $34.6 million and decreased escrow account liability of $6.1 million primarily due to the timing of cash receipts and payments during the six months ended June 30, 2025 as compared to the same period in 2024.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2025 was $349.1 million, as compared to $179.8 million for the same period in 2024, an increase of $169.3 million in net cash used in investing activities. The increase was primarily driven by a $162.9 million increase in additions to oil and gas properties, primarily due to increased drilling and completion activities in our operating segment during the six months ended June 30, 2025, as compared to the same period in 2024, and $6.2 million of proceeds received in connection with the disposition of mineral interests during the six months ended June 30, 2024 that did not recur in the current year period.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 was $189.1 million, as compared to $149.0 million for the same period in 2024, an increase of $40.1 million in net cash provided by financing activities. The increase was primarily driven by increased proceeds from issuances of debt, net of debt discount, of $54.8 million and a $3.6 million decrease in payments of deferred closings associated with mineral interest acquisitions, partially offset by a $14.7 million increase in payments of debt issuance costs, a $3.2 million increase in repayments of debt, and a $0.3 million decrease in members’ contributions.

Indebtedness

Set forth below is a chart of our outstanding third-party indebtedness as of June 30, 2025 (dollars in thousands):

Indebtedness	Offering Commencement	Principal Amount Outstanding	Term	Earliest Maturity	Latest Maturity	Interest Rate
Secured
Fortress Credit Agreement(1)	N/A	$300,000	3 years	—	12/18/2027	Term SOFR + 7.10%
Adamantium Secured Note(2)	N/A	7,000	7 years	—	11/1/2031	16.5%
Unsecured
Reg A Bonds(3)	12/23/2021	82,048	3 years	7/10/2025	12/10/2027	9.0%
2020 506(c) Bonds(4)	10/22/2020	1,448	1-4 years	9/30/2025	6/27/2027	13.0% - 15.0%
July 2022 506(c) Bonds(4)	7/20/2022	9,622	5 years	7/31/2027	12/31/2027	11.0%
December 2022 506(c)
Series B	12/22/2022	15,189	3 years	12/10/2025	10/10/2026	10.0%
Series C	12/22/2022	9,328	5 years	12/10/2027	9/10/2028	11.0%
Series D	12/22/2022	38,617	7 years	12/10/2029	10/10/2030	12.0%
August 2023 506(c) Bonds(5):
Series U, AA, and FF	8/29/2023	91,201	1 year	7/10/2025	6/10/2026	9.0% - 10.0%
Series V, BB, and GG	8/29/2023	89,916	3 years	8/10/2026	6/10/2028	10.0% - 11.0%
Series W, CC, and HH	8/29/2023	52,853	5 years	8/10/2028	6/10/2030	11.0% - 12.0%
Series X, DD, and II	8/29/2023	77,131	7 years	9/10/2030	6/10/2032	12.0% - 13.0%
Series Y	8/29/2023	3,888	9 years	9/10/2032	9/10/2033	12.5%
Series Z, EE, and JJ	8/29/2023	241,060	11 years	8/10/2034	6/10/2036	13.0% - 14.0%

Total Reg D/Reg A Bonds		712,301
Exchange Notes(3):
Three-Year Exchange Notes	5/15/2025	1,275	3 years	5/10/2028	6/10/2028	9.0%
Five-Year Exchange Notes	5/15/2025	2,601	5 years	5/10/2030	6/10/2030	10.0%
Seven-Year Exchange Notes	5/15/2025	1,929	7 years	5/10/2032	6/10/2032	11.0%
Eleven-Year Exchange Notes	5/15/2025	4,847	11 years	5/10/2036	6/10/2036	12.0%

Total Exchange Notes		10,652
Registered Notes(6):
Three-Year Registered Notes	5/14/2025	2,167	3 years	5/10/2028	6/10/2028	9.0%
Five-Year Registered Notes	5/14/2025	1,080	5 years	5/10/2030	6/10/2030	10.0%
Seven-Year Registered Notes	5/14/2025	499	7 years	5/10/2032	6/10/2032	11.0%
Eleven-Year Registered Notes	5/14/2025	3,016	11 years	5/10/2036	6/10/2036	12.0%

Total Registered Notes		6,762
Adamantium Bonds(7)	9/29/2023	183,841	5-11 years	1/10/2029	6/10/2036	13.0% - 16.0%

Total Unsecured Debt		913,556

Total Debt		$1,220,556

(1)

The Fortress Credit Agreement provides for a $100.0 million term loan facility, borrowed in full on August 12, 2024, a $35.0 million delayed draw term loan facility, which was fully drawn in October 2024, a $115.0 million term loan facility, borrowed in full on December 18, 2024, a $50.0 million term loan facility, of which $25.0 million was borrowed on April 16, 2025 and $25.0 million was borrowed on May 9, 2025, and a $100.0 million term loan facility, borrowed in full on August 1, 2025. Amount displayed does not include amounts drawn after June 30, 2025. The Fortress Credit Agreement also provides for an $8.5 million tranche of loans and a $6.5 million tranche of loans that represent a contingent principal obligation that is only due and payable (together with accrued interest thereon) upon certain conditions occurring, including payment defaults under the Fortress Credit Agreement or a bankruptcy filing by the obligors thereunder. See “—Fortress Credit Agreement.”

(2)

The Adamantium Secured Note is contractually subordinated to amounts under the Fortress Credit Agreement, contractually senior to the Adamantium Bonds and the Registered Notes, and structurally senior to the Reg D/Reg A Bonds and the Registered Notes to the extent of the value of Adamantium’s assets, including the collateral securing the Adamantium Loan Agreement.

(3)	The Reg A Bonds and the Exchange Notes are pari passu obligations with the Senior Reg D Bonds, and are contractually senior to obligations under the Subordinated Reg D Bonds and the Registered Notes.
(4)

The Senior Reg D Bonds are pari passu obligations with the Reg A Bonds, are contractually subordinated to amounts under the Fortress Credit Agreement, and are contractually senior to obligations under the Subordinated Reg D Bonds and the Registered Notes.

(5)	The Subordinated Reg D Bonds are contractually subordinated to obligations under the Fortress Credit Agreement, the Reg A Bonds, the Senior Reg D Bonds, and the Registered Notes.
(6)

The Registered Notes are contractually subordinated to amounts under the Fortress Credit Agreement, the Adamantium Bonds, the Adamantium Secured Note, the Reg A Bonds and the Senior Reg D Bonds, and are contractually senior to the Subordinated Reg D Bonds.

(7)

The Adamantium Bonds are contractually subordinated to amounts under the Fortress Credit Agreement and the Adamantium Secured Note, structurally senior to the Reg D/Reg A Bonds to the extent of the value of Adamantium’s assets, including the collateral securing the Adamantium Loan Agreement, and are contractually senior to the obligations under the Registered Notes.

ANB Credit Agreement

We were borrowers under that certain Commercial Credit Agreement (the “ANB Credit Agreement”), which we entered into with Amarillo National Bank, a national banking association (“ANB”) on July 24, 2023. The ANB Credit Agreement provided for a $30.0 million revolving credit loan by ANB, and, as of June 30, 2024, the outstanding balance was $30.0 million. The proceeds from the borrowing under the ANB Credit Agreement were used in part to repay in full our outstanding facility with Cortland Credit Lending Corporation. ANB’s commitments under the ANB Credit Agreement and the loans thereunder were initially scheduled to terminate and mature, and be due and payable in full, on July 24, 2024. On July 24, 2024, we entered into an agreement that extended ANB’s commitments and the maturity of the loans under the ANB Credit Agreement to September 24, 2024. We fully repaid all amounts owed under the ANB Credit Agreement on August 12, 2024 in connection with entering into the Fortress Credit Agreement.

Fortress Credit Agreement

We entered into the Fortress Credit Agreement with Fortress on August 12, 2024, which provides for a $100.0 million term loan facility (the “Fortress Term Loan”) that was borrowed in full on August 12, 2024, and a $35.0 million delayed draw term loan facility that was borrowed in full on October 11, 2024 (any loans thereunder, together with the Fortress Term Loan, the “Fortress Tranche A Loans”). On December 18, 2024, the Fortress Credit Agreement was amended to, among other things, provide for a new tranche of term loans (the “Fortress Tranche C Loan”) in an aggregate principal amount of $115.0 million that was borrowed in full on December 18, 2024. On April 16, 2025, the Fortress Credit Agreement was further amended to, among other things, establish a new tranche of term loans (the “Fortress Tranche D Loans”) in an aggregate principal amount of $50.0 million, with $25.0 million aggregate principal amount borrowed on April 16, 2025 and $25.0 million aggregate principal amount borrowed on May 9, 2025. Then, on August 1, 2025, the Fortress Credit Agreement was amended further to provide for a new tranche of term loans (the “Fortress Tranche E Loan” and, together with the Fortress Tranche A Loans, the Fortress Tranche C Loan, and the Fortress Tranche D Loans, the “Fortress Loans”) in an aggregate principal amount of $100.0 million that was borrowed in full on August 1, 2025. The Fortress Credit Agreement also provides for (a) a rebate of approximately $8.5 million in original issue discount (the “Fortress Tranche B Loan”) and (b) a rebate of approximately $6.5 million in original issue discount (the “Fortress Tranche F Loan” and, together with the Fortress Tranche B Loan, the “Fortress Rebate Loans”), each of which are payable by setoff against final payment in full of the Fortress Credit Agreement, if (a) all outstanding principal and accrued interest on the loans under the Fortress Credit Agreement are paid in full in cash on or before December 18, 2027, and (b) no event of default resulting from the failure to pay principal or interest when due under the terms and conditions of the Fortress Credit Agreement has occurred prior to such date, subject to certain other conditions.

Obligations under the Fortress Credit Agreement are secured by substantially all of the assets of Phoenix Equity and its subsidiaries that have guaranteed the obligations of the obligors under the Fortress Credit Agreement, subject to certain exceptions. Furthermore, pursuant to that certain Assignment of Loans and Liens, dated as of August 12, 2024, among Phoenix Energy (formerly Phoenix Capital Group Holdings, LLC), Phoenix Operating, ANB, Fortress, as administrative agent and as collateral agent, and the new lenders party thereto, ANB assigned, and Fortress assumed, all security interests granted by us in favor of ANB under the ANB Credit Agreement. The lenders under the Fortress Credit Agreement also purchased and assumed from ANB all of the outstanding extensions of credit made by ANB under the ANB Credit Agreement. As a result of the foregoing, the ANB Credit Agreement and all related documentation ceased to be of any force and effect.

The Fortress Loans are subject to a 3.00% original issue discount (“OID”). The $8.5 million and $6.5 million OID issued in connection with the Fortress Tranche B Loan and Fortress Tranche F Loan are to be rebated if certain conditions are met, and therefore represent contingent principal obligations that are only due and payable (together with accrued interest) upon the occurrence of those conditions, including payment defaults under the Fortress Credit Agreement or a bankruptcy filing. We expect the OIDs associated with the Fortress Rebate Loans will be rebated in full.

Borrowings under the Fortress Credit Agreement bear interest at a rate per annum equal to Term SOFR (as defined in the Fortress Credit Agreement) plus 0.1% plus 7.0%. Interest on the Fortress Loans is payable quarterly in arrears. The outstanding principal amount of the Fortress Loans (including, if applicable, the Fortress Tranche B Loan and the Fortress Tranche F Loan) must be repaid as follows: (i) on August 31, 2027, $200.0 million of the outstanding principal amount of the Fortress Loans less the aggregate amount of all voluntary prepayments and mandatory prepayments made as of August 31, 2027; and (ii) the remaining aggregate outstanding principal amount on December 18, 2027. In connection with any payment in full of the Fortress Loans (whether by voluntary prepayment, acceleration, or on the maturity date), PhoenixOp will pay a repayment premium in an amount sufficient to achieve a MOIC (as defined in the Fortress Credit Agreement) of 1.18.

The Fortress Credit Agreement contains various customary affirmative and negative covenants, as well as financial covenants. The Fortress Credit Agreement requires us to maintain (a) a maximum total secured leverage ratio (i) as of the last day of any fiscal quarter ending on or before December 31, 2025 of less than or equal to 2.00 to 1.00 (commencing with the fiscal quarter ending December 31, 2024), and (ii) as of the last day of any fiscal quarter ending on or after March 31, 2026 of less than or equal to 1.50 to 1.00, (b) a minimum current ratio as of the last day of each calendar month of (i) 0.90 to 1.00 from September 30, 2024 through October 31, 2024, (ii) 0.80 to 1.00 from November 30, 2024 through November 30, 2025, (iii) 0.90 to 1.00 from December 31, 2025 through December 31, 2026, and (iv) 1.00 to 1.00 for each calendar month ending thereafter, and (c) a minimum asset coverage ratio as of the last day of any fiscal quarter (i) ending during the period from June 30, 2024 through December 31, 2024, of at least 2.00 to 1.00, (ii) ending during the period from March 31, 2025 through September 30, 2025, of at least 1.70 to 1.00, and (iii) ending during the period from December 31, 2025 and thereafter, of at least 2.00 to 1.00. The Fortress Credit Agreement also places certain limits on our ability to incur additional indebtedness, including the issuance of unsecured notes or bonds and accounts receivable factoring arrangements. As of June 30, 2025, we believe we were in compliance with all of the financial covenants contained in the Fortress Credit Agreement.

The Fortress Credit Agreement contains customary events of default, including, but not limited to, nonpayment of the Fortress Loans and any other material indebtedness, material inaccuracies of representations and warranties, violations of covenants, certain bankruptcies and liquidations, certain material judgments, and certain events related to the security documents.

As described above, a portion of the proceeds from the Fortress Term Loan was used to pay all amounts owed under the ANB Credit Agreement. We will use the remaining proceeds of the Fortress Loans to finance the development of oil and gas properties in accordance with the approved plan of development as provided in the Fortress Credit Agreement.

Adamantium Debt

Adamantium was formed on June 21, 2023, as our wholly owned financing subsidiary for the purpose of undertaking financing efforts under Regulation D and subsequently loaning amounts to us and/or our subsidiaries, as needed. Adamantium offers high net worth individuals Bonds pursuant to an offering under Rule 506(c) of Regulation D that commenced in September 2023, and does not expect to undertake financing efforts under Regulation A. Adamantium has in the past, and may in the future, issue debt securities in other offerings exempt from registration under the Securities Act under Section 4(a)(2) thereof or any other available exemption, including, for example, the Adamantium Secured Note.

On September 14, 2023, we, as borrower, entered into the Adamantium Loan Agreement with Adamantium, as lender. On October 30, 2023, Phoenix Energy (formerly Phoenix Capital Group Holdings, LLC), Adamantium, and PhoenixOp entered into an amendment to the Adamantium Loan Agreement to add PhoenixOp as a borrower, and on November 1, 2024 entered into another amendment to increase the loan amount thereunder. The Adamantium Loan Agreement provides for up to $407.0 million in aggregate principal amount of borrowings in one or more advances, comprising $400.0 million from the proceeds of Adamantium Bonds and $7.0 million from the proceeds of the Adamantium Secured Note. Adamantium may, but is not guaranteed to, issue $400.0 million in aggregate principal amount of Adamantium Bonds to fund advances to us and PhoenixOp pursuant to the Adamantium Loan Agreement. The timing of any advance under the Adamantium Loan Agreement is contingent upon Adamantium’s receipt of proceeds from the sale of Adamantium Securities. Each advance will have a maturity and interest rate that matches the terms of the respective Adamantium Securities sold prior to such advance and to which such advance relates. We expect to use the proceeds of borrowings under the Adamantium Loan Agreement (i) to purchase mineral rights and non-operated working interests, as well as additional asset acquisitions, (ii) to finance potential drilling and exploration operations of one or more subsidiaries (including PhoenixOp), and (iii) for other working capital needs.

As of June 30, 2025, $183.8 million aggregate principal amount of Adamantium Bonds was outstanding, with maturity dates ranging from five to 11 years from the issue date and interest rates ranging from 13.0% to 16.0% per annum, and $7.0 million aggregate principal amount was outstanding under the Adamantium Secured Note, which initially matures in November 2031, has an interest rate of 16.5% per annum, and is secured by Adamantium’s rights under the Adamantium Loan Agreement, and, in each case, the corollary amount of borrowings was outstanding under the Adamantium Loan Agreement.

The Adamantium Securities contain customary events of default and may be redeemed at the option of Adamantium at any time without premium or penalty. The holders of Adamantium Bonds also have a right to request redemption of their bonds in certain circumstances at a discount to par, subject to a limit of 10.0% of the then-outstanding principal amount of Adamantium Bonds in any given calendar year. The holder of the Adamantium Secured Note has the right to request redemption of its note at par, subject to a limit of $5.0 million in aggregate principal amount of the Adamantium Secured Note in any 12-month period.

Amounts loaned under the Adamantium Loan Agreement are secured by mortgages on certain of our properties, which mortgages are junior to the security interest under the Fortress Credit Agreement and other existing and future senior secured indebtedness. The aggregate outstanding amount of all advances under the Adamantium Loan Agreement may not exceed 100.0% of the aggregate total discounted present value of the junior mortgages serving as collateral thereunder, after deducting any allocable amount securing any of our outstanding senior indebtedness (the “Adamantium Loan-to-Value Ratio”). The value of such collateral will be determined by one or more reserve studies performed by a third party retained by us on an annual basis. In the event the aggregate amount outstanding under the Adamantium Loan Agreement exceeds the Adamantium Loan-to-Value Ratio, we may cure such deficiency by either pledging additional collateral or repaying a portion of the borrowings under the Adamantium Loan Agreement until the Adamantium Loan-to-Value Ratio is achieved.

At the option of Adamantium, an advance may be made on either (i) a current basis, whereby we make interest-only monthly payments in cash to Adamantium on the tenth day of each month or (ii) an accrual basis, whereby interest is compounded monthly and we will pay all accrued and unpaid interest at maturity of the respective advance. Interest will accrue a full pro rata portion of the annual rate of interest for each calendar month regardless of the number of days an advance is outstanding during such calendar month, on the same terms as the interest payable on the Adamantium Securities sold prior to such advance and to which such advance relates. On each respective maturity date for advances made on both a current and accrual basis, the outstanding principal amount, together with all accrued and unpaid interest thereon, will mature and be due and payable to Adamantium. To the extent the Adamantium Securities are accelerated or prepaid, in whole or in part, we will be obligated to pay or prepay, in whole or in part, all or any part of any outstanding indebtedness under the Adamantium Loan Agreement so as to satisfy the obligations and terms of the accelerated or prepaid Adamantium Securities. Adamantium will use any amounts repaid under the Adamantium Loan Agreement to repay the corresponding Adamantium Securities. The Adamantium Loan Agreement is not a revolving facility and the Issuer may not reborrow amounts repaid.

The Adamantium Loan Agreement can be amended or waived with the consent of the Issuer and Adamantium, including in order to change the amount, rate, payment terms, collateral package, and borrowers thereunder. The consent of holders of the Adamantium Securities, the Reg D/Reg A Bonds, and/or the Registered Notes is not required for any amendment or waiver of the Adamantium Loan Agreement, and any such amendment or waiver may be adverse to the interests of such holders. Because Adamantium is our wholly owned financing subsidiary with common management, there exists the potential for conflicts of interest with respect to decisions regarding the Adamantium Loan Agreement, including with respect to waivers and amendments thereto. Management is committed to fulfilling its fiduciary duties and operating in good faith.

Registered Notes

In October 2024, we filed a registration statement on Form S-1 (the “Registration Statement”) with the SEC which was declared effective in May 2025 with respect to the continuous offering of up to $750.0 million aggregate principal amount of our senior subordinated notes (the “Registered Notes”) with maturity dates ranging from three to 11 years from the issue date and interest rates ranging from 9.0% to 12.0% per annum.

The Registered Notes are contractually senior to the Subordinated Reg D Bonds and contractually subordinated to the Fortress Credit Agreement, the Adamantium Debt, and the Senior Reg D/Reg A Bonds. The Registered Notes contain customary events of default and may be redeemed at our option at any time without premium or penalty. The holders of Registered Notes also have a right to request redemption of their notes in certain circumstances at a discount to par, subject to a limit of 10% of the then-outstanding principal amount of the applicable series in any given calendar year. As of June 30, 2025, we have issued $6.8 million of Registered Notes.

Reg D/Reg A

In May 2025, we approved an increase to the maximum offering amount of the August 2023 506(c) Bonds from $750.0 million to $1,500.0 million. The August 2023 506(c) Bonds are unsecured bonds offered and sold pursuant to an offering under Rule 506(c) of Regulation D that commenced in August 2023 with maturity dates ranging from one to 11 years from the issue date and interest rates ranging from 9.0% to 14.0% per annum.

On May 15, 2025, we entered into an indenture with UMB Bank, N.A., as trustee, pursuant to which we may, from time to time, issue debt securities to holders of our Reg A Bonds in exchange for their Reg A Bonds, in offerings exempt from registration under Section 3(a)(9) and/or 4(a)(2) of the Securities Act (the “Exchange Notes”). The Exchange Notes have maturities of three, five, seven, or eleven years and interest rates ranging from 9.0% to 12.0% per annum. As of June 30, 2025, $10.7 million aggregate principal amount of the Reg A Bonds were exchanged to Exchange Notes.

As of June 30, 2025, we had $712.3 million aggregate principal amount outstanding of unsecured bonds issued pursuant to Regulation D or Regulation A, consisting of:

(a) $11.1 million aggregate principal amount outstanding of Senior Reg D Bonds, which rank pari passu with the Reg A Bonds, are contractually subordinated to amounts under the Fortress Credit Agreement, are contractually senior to obligations under the Subordinated Reg D Bonds and the Registered Notes, comprising:

(i) $1.5 million aggregate principal amount outstanding of 2020 506(c) Bonds, which are unsecured bonds offered and sold pursuant to an offering under Rule 506(c) of Regulation D that commenced in October 2020 and terminated in July 2022, with maturity dates ranging from one to four years from the issue date and interest rates ranging from 13.0% to 15.0% per annum; and

(ii) $9.6 million aggregate principal amount outstanding of July 2022 506(c) Bonds, which are unsecured bonds offered and sold pursuant to an offering under Rule 506(c) of Regulation D that commenced in July 2022 and terminated in December 2022, with a maturity date of five years from the issue date and an interest rate of 11.0% per annum;

(b) $619.2 million aggregate principal amount outstanding of Subordinated Reg D Bonds, which are contractually subordinated to obligations under the Fortress Credit Agreement, the Reg A Bonds, the Senior Reg D Bonds, and the Registered Notes, comprising:

(i) $63.1 million aggregate principal amount outstanding of Series AAA through Series D-1 December 2022 506(c) Bonds, which are unsecured bonds offered and sold pursuant to an offering under Rule 506(c) of Regulation D that commenced in December 2022 and terminated in August 2023, with maturity dates ranging from nine months to seven years from the issue date and interest rates ranging from 8.0% to 12.0% per annum; and

(ii) $556.1 million aggregate principal amount outstanding of Series U through Series JJ-1 August 2023 506(c) Bonds, which are unsecured bonds offered and sold to date pursuant to an offering under Rule 506(c) of Regulation D that commenced in August 2023 with maturity dates ranging from one to 11 years from the issue date and interest rates ranging from 9.0% to 14.0% per annum; and

(c) $82.0 million aggregate principal amount outstanding of Reg A Bonds, which are unsecured bonds offered and sold to date pursuant to an offering under Reg A, which commenced in December 2021 and are being offered on a continuous basis, which Reg A Bonds rank pari passu with the Senior Reg D Bonds, are contractually senior to obligations under the Subordinated Reg D Bonds, and will be contractually senior to obligations under the Registered Notes.

The Reg D/Reg A Bonds contain customary events of default. The Reg D/Reg A Bonds may be redeemed at the option of the Issuer at any time without premium or penalty. We will also be obligated to offer to holders of Reg A Bonds the right to have their Reg A Bonds repurchased upon a change of control (as described in the indenture governing the Reg A Bonds). The holders of Reg D/Reg A Bonds (other than the 2020 506(b) Bonds and 2020 506(c) Bonds) also have a right to request redemption of their bonds in certain circumstances at a discount to par, subject to a limit of 10.0% of the then-outstanding principal amount of the applicable series in any given calendar year.

Critical Accounting Estimates

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in the prospectus for our offering of Registered Notes, dated as of May 14, 2025, and filed with the SEC pursuant to Rule 424(b)(4) on May 14, 2025 and the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report. During the six months ended June 30, 2025 there were no material changes to our critical accounting policies from those discussed in such prospectus.

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

To reduce the impact of fluctuations in oil, NGL, and natural gas prices on our revenues, we periodically enter into commodity derivative contracts with respect to certain of our oil, NGL, and natural gas production through various transactions that limit the risks of fluctuations of future prices. Additionally, we are required to hedge a portion of anticipated oil production pursuant to certain covenants under the Fortress Credit Agreement. As a part of our derivative contracts, as of June 30, 2025, over the next three years, we had nearly 6.3 million Bbl hedged at a weighted average strike price of $61.63 per Bbl, which would generate revenues of approximately $389.9 million over the same period, assuming a price of $0 per Bbl. We plan to continue our practice of entering into such transactions to reduce the impact of commodity price volatility on our net cash provided by operating activities. Future transactions may include additional price swaps, whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty, or collars, whereby we would receive the excess, if any, of the fixed floor over the floating rate or pay the excess, if any, of the floating rate over the fixed ceiling. These hedging activities are intended to limit our exposure to product price volatility and to reduce the impact of commodity price volatility on our net cash provided by operating activities.

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

The fair market value of our commodity derivative contracts was a net asset of $3.1 million as of June 30, 2025. Based upon our open commodity derivative positions at June 30, 2025, a hypothetical 10.0% increase in the NYMEX WTI price would increase our net derivative liability position by $45.2 million, while a 10.0% decrease in the NYMEX WTI price would decrease our net derivative liability position by $44.6 million.

A $1.00 per Bbl change in our realized oil price would have resulted in a $3.5 million and a $1.6 million change in our oil revenues for the six months ended June 30, 2025 and 2024, respectively. A $0.10 per Mcf change in our realized natural gas price would have resulted in a $0.1 million change in our natural gas revenues for both the six months ended June 30, 2025 and 2024. A $1.00 per Bbl change in NGL prices would have resulted in a $0.2 million change in our NGL revenues for both the six months ended June 30, 2025 and 2024. Revenues from oil sales contributed 95.0% and 93.0%, revenues from natural gas sales contributed 1.4% and 2.4%, and revenues from NGL sales contributed 1.6% and 4.6% of our consolidated revenues for the six months ended June 30, 2025 and 2024, respectively.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under our credit facilities, which bear interest at a floating rate. The average interest rate incurred when such facility was outstanding on our borrowings under the Fortress Credit Agreement during the six months ended June 30, 2025 was 11.4%. Assuming no change in the amount of borrowings under the Fortress Credit Agreement outstanding, a hypothetical 100 basis point increase or decrease in the average interest rate under these borrowings would increase or decrease our interest expense on those borrowings on an annual basis by approximately $3.0 million. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness—Fortress Credit Agreement.”

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

Our principal exposures to credit risk are through receivables generated by product sales from the delivery of commodities that we extract and deliver to purchasers and the production activities of our operators. For the three months ended June 30, 2025, one purchaser of our commodities and 12 third-party E&P operators made up 33.0% and 16.0% of our consolidated revenue, respectively, as compared to one purchaser of our commodities and 11 third-party E&P operators that made up 10.0% and 43.0% of our consolidated revenue, respectively, for the three months ended June 30, 2024. For the six months ended June 30, 2025, one purchaser of our commodities and 11 third-party E&P operators made up 47.0% and 18.0% of our consolidated revenue, respectively, as compared to one purchaser of our commodities and eight third-party E&P operators that made up 7.0% and 38.0% of our consolidated revenue, respectively, for the six months ended June 30, 2024.

Similarly, as of June 30, 2025, we had concentrations in accounts receivable of 16.0% and 10.0% with two purchasers of our commodities and 13.0% with one third-party E&P operator, as compared to 17.0%, 15.0%, and 13.0% with three third-party E&P operators as of December 31, 2024. Although we are exposed to a concentration of credit risk due to our reliance on operators and purchasers of our commodities, we do not believe the loss of any single counterparty would materially impact our operating results as crude oil and natural gas are fungible products with well-established markets and numerous participants. If multiple purchasers were to cease making purchases at or around the same time, we believe there would be challenges initially, but there would be ample markets to handle the disruption. Additionally, recent rulings in bankruptcy cases involving our third-party E&P operators have stipulated that royalty owners must still be paid for oil, gas, and NGL extracted from their mineral acreage during the bankruptcy process. In light of this, we do not expect the entry of one of our operators or purchasers into bankruptcy proceedings would materially affect our operating results.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2025 as a result of the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting, as described above. Except as discussed above, there were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As we expand our direct drilling and extraction activities the impact of these risks on our overall business will only grow more significant. See “—The businesses of direct drilling and extraction of minerals and acquisition of mineral rights are highly competitive. If we are unable to successfully compete within these businesses through our direct drilling operations conducted by PhoenixOp, we may not be able to identify and purchase attractive assets and successfully operate our properties,” “—Our business is sensitive to the price of oil and gas, and sustained declines in prices may adversely affect our financial position, financial results, cash flows, access to capital, and ability to grow,” “—Properties we acquire for our direct drilling and extraction operations, currently conducted through PhoenixOp, may not produce as projected, and we may be unable to determine reserve potential, identify liabilities associated with such properties, or obtain protection from sellers against such liabilities,” and “—Our development of successful operations relies extensively on our direct operations, through PhoenixOp and various third-party E&P operators, which could have a material adverse effect on our results of operations.”

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

Our business is sensitive to the price of oil and gas, and sustained declines in prices may adversely affect our financial position, financial results, cash flows, access to capital, and ability to grow.

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

Historically, the commodities markets have been volatile, and these markets will likely continue to be volatile in the future. During the period from January 1, 2021 through June 30, 2025, prices for crude oil reached a high of $123.64 per Bbl and a low of $47.47 per Bbl. Over the same time period, natural gas prices reached a high of $23.86 per MMBtu and a low of $1.21 per MMBtu. A decline in oil and natural gas prices can have an adverse effect on the value of our interests in the land and revenue from our own direct drilling production, which will materially and adversely affect our ability to generate cash flows and, in turn, our ability to make interest and principal payments.

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

•

armed conflict, political instability, or civil unrest in oil and gas producing regions, including instability and conflicts in the Middle East, including conflicts involving Israel and Iran and the conflict between Russia and Ukraine, and the related potential effects on laws and regulations or the imposition of economic or trade sanctions;

•	changes in regulatory and trade policy, such as tariffs, as well as the potential for general market volatility and political uncertainty;

•	the occurrence or threat of epidemic or pandemic diseases, or any government response to such occurrence or threat; and

•	the price and availability of alternative fuels.

These factors and the volatility of oil and natural gas prices make it extremely difficult to predict future crude oil, natural gas, and NGL price movements or to estimate the value of producing properties for acquisition and often cause disruption in the market for oil and natural gas producing properties, as buyers and sellers have difficulty agreeing on such value. Certain actions by OPEC and other oil producing nations in the first half of 2020, combined with the impact of the COVID-19 pandemic and a shortage in available storage for hydrocarbons in the United States, contributed to the historic low price for crude oil in April 2020. While the prices for crude oil have generally increased since then, such prices have historically remained volatile, which has adversely affected the prices at which production from our properties is sold, as well as the production activities of operators on our properties, and may continue to do so in the future. This, in turn, has and will materially affect the amount of royalty payments that we receive from our third-party E&P operators and our income from direct drilling operations. Price volatility also makes it difficult to budget for and project the return on acquisitions and development and exploitation projects. In particular, our five-year development plan is based on assumed average oil and natural gas prices of $64.39 per barrel and $3.85 per MMBtu, respectively, and our outlook for 2025 is based on average benchmark commodity prices of $71.98 per barrel for crude oil and $3.94 per Mcf for natural gas, which are significantly higher than recent lows of $58.50 per barrel of for crude oil, as of May 5, 2025 and $2.65 per MMBtu for natural gas, as of June 13, 2025. Although prices have recovered since then, there can no be assurance that prices will not experience another significant decrease. This plan and outlook may need to be adjusted in the future as a result of any material sustained decrease in oil and natural gas prices as compared to our assumptions, which could have a material adverse effect on our business, financial condition, results of operations, and prospects. In addition, in response to a sustained decrease in oil and natural gas prices, we may determine to adjust our overall business plan by adjusting capital expenditures, decreasing drilling operations, and/or reducing production plans, among other actions. Such actions and circumstances would impact our revenue, operating expenses, and liquidity. For example, we may be required to raise additional capital, above our current expectations, in order to fully realize our current or adjusted business plan.

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

The oil and gas industry is capital-intensive. We make, and will continue to make, substantial capital expenditures in connection with the acquisition of mineral and royalty interests. To date, we have financed capital expenditures primarily with funding from capital contributions, cash generated by operations, borrowings under credit facilities, and issuances of debt securities. Future sources of liquidity may also include other credit facilities, additional capital contributions, asset-backed securitizations, and continued issuances of debt or equity securities. For example, as part of our general financing and operational strategy, we may in the future undertake securitizations of certain assets or interests in assets through special purpose vehicles.

In the future, we may need capital in excess of the amounts we retain in our business, borrow under our existing credit facilities, or through issuances of debt or equity securities. There can be no assurance that we can increase the borrowing amount available under our existing credit facilities or continue to raise sufficient funds through our debt or other securities issuances.

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

Most of our third-party E&P operators are also dependent on the availability of external debt, equity financing sources, and operating cash flows to maintain their drilling programs. If those financing sources are not available to such third-party E&P operators on favorable terms or at all, then we expect the development of our properties would be adversely affected. If the development of our properties is adversely affected, then revenues from our mineral and royalty interests may decline.

Properties we acquire for our direct drilling and extraction operations, currently conducted through PhoenixOp, may not produce as projected, and we may be unable to determine reserve potential, identify liabilities associated with such properties, or obtain protection from sellers against such liabilities.

Acquiring oil and natural gas properties requires us to assess reservoir and infrastructure characteristics, including recoverable reserves, development and operating costs, and potential liabilities, including, but not limited to, environmental liabilities. Such assessments are inexact and inherently uncertain. For these reasons, the properties we acquire may not produce as projected. In connection with these assessments, we perform a review of the subject properties, but such a review may not reveal all existing or potential problems. While conducting due diligence, we may not review every well, pipeline, or associated facility. We cannot necessarily observe structural and environmental problems, such as pipe corrosion or groundwater contamination, when a review is performed. We may be unable to obtain contractual indemnities from any seller for liabilities arising from or attributable to the period prior to our purchase of the property. As a result, we may be required to assume the risk of the physical condition of the properties in addition to the risk that the properties may not perform in accordance with our expectations.

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

If we have difficulty selling the oil and gas we produce, our profits may decline, and we may not be able to purchase other assets, or expand our operations.

A limited number of purchasers and operators currently generate a significant portion of our revenue and/or accounts receivable, and we may not have contracts or agreements directly with all such operators.

A significant portion of our consolidated revenue is generated from product sales for the delivery of commodities that we extract and deliver to purchasers, and we currently deliver to a limited number of purchasers. For example, for the six months ended June 30, 2025 and 2024 and for the year ended December 31, 2024, one purchaser of our commodities made up 47%, 7% and 21% of our consolidated revenue, respectively. While we do not believe that the loss of any one purchaser would have a material impact on our revenue, to the extent there is a delay in transferring our commodity sales or entering into purchase contracts with another, new or replacement purchaser, there could be a delay in product sales or an adverse impact on our revenue during the respective period. A large portion of our current mineral rights and lease holdings are serviced by a limited number of third-party E&P operators and, as a result, we generate a significant portion of our revenue and accounts receivable from a limited number of third-party E&P operators. For the six months ended June 30, 2025, eleven third-party E&P operators made up 18% of our consolidated revenue, as compared to eight third-party E&P operators that made up 38% of our consolidated revenue for the six months ended June 30, 2024. For the year ended December 31, 2024, one third-party E&P operator made up 21% of our consolidated revenue, as compared to one third-party E&P operator that made up 11% of our consolidated revenue for the year ended December 31, 2023, and four third-party E&P operators that made up 16%, 16%, 15%, and 14% of our consolidated revenue for the year ended December 31, 2022. Similarly, as of December 31, 2024, we had concentrations in accounts receivable of 17%, 15%, and 13% with three third-party E&P operators, as compared to 26% and 14% with two third-party E&P operators as of December 31, 2023, and 34% and 10% with two third-party E&P operators as of December 31, 2022. A significant portion of our revenue and accounts receivable are generally derived from our diverse holdings of mineral rights and lease holdings and are generally not generated pursuant to agreements directly between us and the operators of the properties underlying our mineral rights and lease holdings. These interests generate revenue from the sale of crude oil and natural gas, which is paid monthly to us by various third-party oil and gas operators once any extracted crude oil and natural gas is delivered by such operators to purchasers. Those purchasers remit payment for production to the operators of the wells pursuant to sales agreements entered into among the purchasers and such operators, and the operators, in turn, remit payment to the owners in accordance with their ownership percentage in each well (or unit of wells).

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

With respect to our investments in which we have a non-operated working interest, third-party E&P operators will make decisions in connection with their operations, which may not be in our best interests. We may have no ability to exercise influence over the operational decisions of our third-party E&P operators, including the setting of capital expenditure budgets and drilling locations and schedules. Dependence on our third-party E&P operators could prevent us from realizing target returns for those locations. The success and timing of development activities by our operators will depend on several factors that are largely outside of our control, including: the capital costs required for drilling activities by our third-party E&P operators, which could be significantly more than anticipated; the ability of our operators to access capital; prevailing mineral prices and other factors generally affecting the industry operating environment; the timing of capital expenditures; their expertise and financial resources; approval of other participants in drilling wells; selection of drilling technology; the availability of storage for hydrocarbons; and the rate of production of reserves, if any.

Furthermore, our E&P operators, including PhoenixOp, are dependent on various supplies and equipment, as well as qualified personnel, to carry out our extraction operations. Any shortage, unavailability, or increase in the cost of such supplies, personnel, equipment, and parts could have a material adverse effect on their ability to carry out operations and therefore limit or increase the cost of production and, ultimately, our profitability.

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

We rely on our third-party E&P operators, third parties, and government databases for information regarding our assets and, to the extent that information is incorrect, incomplete, or lost, our financial and operational information and projections may be incorrect.

As an owner of mineral and royalty interests, we rely on the third-party E&P operators of our properties to notify us and state regulators of information regarding production on our properties in a timely and complete manner, as well as the accuracy of information obtained from third parties and government databases. We use this information in conjunction with our specialized software to evaluate operations and cash flows, as well as to predict expected production and possible future locations. To the extent we do not timely receive this information or the information is incomplete or incorrect, our financial and operational information may be incorrect and our ability to project potential growth may be materially adversely affected. Furthermore, to the extent we have to update any publicly disclosed results or projections made in reliance on this incorrect or incomplete information, investors could lose confidence in our reported financial information. If any of such third-parties’ databases or systems were to fail for any reason, including as a result of a cyber-attack, possible consequences include loss of communication links and inability to automatically process commercial transactions or engage in similar automated or computerized business activities. Any of the foregoing consequences could materially adversely affect our business.

Our estimated mineral reserves quantities and future production rates are based on many assumptions that may prove to be inaccurate and they have not been verified by an independent third-party reserve engineering report. Any material inaccuracies in the reserves estimates or the underlying assumptions will materially affect the quantities and present value of our reserves.

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

Recovery of proved and probable undeveloped reserves requires significant capital expenditures and successful drilling operations. As of June 30, 2025, approximately 52.7% of our total estimated proved reserves and 100% of our total estimated probable reserves were undeveloped. Furthermore, as of June 30, 2025, we had 157.0 million Boe in total estimated probable undeveloped reserves, which is approximately 1.9 times our total proved reserves. Our reserves estimates assume that substantial capital expenditures will be made to develop non-producing reserves. As of December 31, 2024, we estimate that we will need to make approximately $749.3 million and $3,224.8 million in capital expenditures to develop all our proved and probable undeveloped reserves, respectively. Estimates of capital expenditures are subject to fluctuations in oil and natural gas prices, equipment availability, labor markets, and other factors that we may not foresee or control. As such, we cannot be sure that the estimated costs attributable to our reserves are accurate.

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

We may experience delays in the payment of royalties and be unable to replace third-party E&P operators that do not make required royalty payments, and we may not be able to terminate our leases with defaulting lessees if any of such third-party E&P operators on those leases declare bankruptcy.

We may experience delays in receiving royalty payments from our third-party E&P operators, including as a result of delayed division orders received by our third-party E&P operators. A failure on the part of our third-party E&P operators to make royalty payments typically gives us the right to terminate the lease, repossess the property, and enforce payment obligations under the lease. If we repossessed any of our properties, we would seek a replacement E&P operator. However, we might not be able to find a replacement E&P operator and, if we did, we might not be able to enter into a new lease on favorable terms within a reasonable period of time. In addition, the outgoing third-party E&P operator could be subject to a proceeding under Title 11 of the United States Code (the “Bankruptcy Code”), in which case our right to enforce or terminate the lease for any defaults, including non-payment, may be substantially delayed or otherwise impaired. In general, in a proceeding under the

Bankruptcy Code, the bankrupt third-party E&P operator would have a substantial period of time to decide whether to ultimately reject or assume the lease, which could prevent the execution of a new lease or the assignment of the existing lease to another E&P operator. For example, certain of our third-party E&P operators historically have undergone restructurings under the Bankruptcy Code and any future restructurings of our third-party E&P operators may impact their future operations and ability to make royalty payments to us. If the third-party E&P operator rejected the lease, our ability to collect amounts owed would be substantially delayed, and our ultimate recovery may be only a fraction of the amount owed or nothing. In addition, if we are able to enter into a new lease with a new E&P operator, the replacement E&P operator may not achieve the same levels of production or sell oil or natural gas at the same price as the third-party E&P operator we replaced.

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

Proved and probable undeveloped drilling locations represent a significant part of our growth strategy. However, we do not fully control the development of these locations that we do not directly operate. The ability of our E&P operators to drill and develop identified potential drilling locations depends on a number of uncertainties, including the availability of capital, construction of and limitations on access to infrastructure, the generation of additional seismic or geological information, seasonal conditions and inclement weather, regulatory changes and approvals, oil and gas prices, costs, negotiation of agreements with third parties, drilling results, lease expirations, and the availability of water. Further, our E&P operators’ identified potential drilling locations are in various stages of evaluation, ranging from locations that are ready to drill to locations that will require substantial additional interpretation. The use of technologies and the study of producing fields in the same area will not enable our E&P operators, or us, to know conclusively prior to drilling whether mineral reserves will be present or, if present, whether such resources will be present in sufficient quantities to be economically viable. Even if sufficient amounts of such resources exist, our E&P operators may damage the potentially productive hydrocarbon-bearing formation or experience mechanical difficulties while drilling or completing the well, possibly resulting in a reduction in production from the well or abandonment of the well. If our E&P operators drill additional wells that they identify as dry holes in current and future drilling locations, their drilling success rate may decline and materially harm their business and ours.

There is no guarantee that the conclusions our E&P operators draw from available data from the wells on our acreage, more fully explored locations, or producing fields will be applicable to their drilling locations. Further, initial production rates reported by our or other E&P operators in the areas in which our reserves are located may not be indicative of future or long-term production rates. Additionally, actual production from wells may be less than expected. For example, several third-party E&P operators have previously announced that newer wells drilled close in proximity to already producing wells have produced less oil and gas than forecast. Because of these uncertainties, we do not know if the potential drilling locations identified will ever be drilled or if our third-party E&P operators will be able to produce oil and/or gas from these or any other potential drilling locations. As such, the actual drilling activities of our E&P operators may materially differ from those presently identified, which could adversely affect our business, results of operations, and cash flows.

Finally, the potential drilling locations we have identified are based on the geologic and other data available to us and our interpretation of such data through our specialized software. As a result, our third-party E&P operators may have reached different conclusions about the potential drilling locations on our properties, and our third-party E&P operators control the ultimate decision as to where and when a well is drilled.

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

Some of the properties in which we have an interest are operated by other companies and involve third-party working interest owners. As a result, we have limited ability to influence or control the operation or future development of such properties, including compliance with environmental, safety, and other regulations, or the amount of capital expenditures that we will be required to fund with respect to such properties. Moreover, we are dependent on the other working interest owners of such projects to fund their contractual share of the capital expenditures of such projects. In addition, a third-party E&P operator could decide to shut-in or curtail production from wells, or plug and abandon marginal wells, on properties owned by that operator during periods of decreases in oil and gas prices. These limitations and our dependence on the third-party E&P operators and third-party working interest owners for these projects could cause us to incur unexpected future costs, lower production, and materially and adversely affect our financial condition, results of operations, and cash flows.

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

There is no guarantee that our security measures will provide absolute security. We may not be able to anticipate, detect, or prevent cyberattacks, particularly because the methodologies used by attackers change frequently or may not be recognized until launched, and because attackers are increasingly using techniques designed to circumvent controls and avoid detection. We and our third-party service providers may therefore be vulnerable to security events that are beyond our control, and we may be the target of cyber-attacks, as well as physical attacks, which could result in the unauthorized access to our information systems or data, the data of our third-party E&P operators, and our employees, or significant disruption to our business. These attacks could adversely impact our business operations, our revenue and profits, our ability to comply with legal, contractual, and regulatory requirements, our reputation and goodwill, and could result in legal risk, enforcement actions, and litigation. As cyberattacks continue to evolve, we may be required to expend significant additional resources to respond to cyberattacks, to continue to modify or enhance our protective measures, or to investigate and remediate any information systems and related infrastructure security vulnerabilities. Additionally, the continuing and evolving threat of cybersecurity attacks has resulted in evolving legal and compliance matters, including increased regulatory focus on prevention, which could require us to expend significant additional resources to meet such requirements.

Security incidents can also occur as a result of non-technical issues, such as physical theft. More recently, advancements in artificial intelligence (“AI”) may pose serious risks for many of the traditional tools used to identify individuals, including voice recognition (whether by machine or the human ear), facial recognition, or screening questions to confirm identities. In addition, generative AI systems may also be used by malicious actors to create more sophisticated cyberattacks (i.e., more realistic phishing or other attacks). The advancements in AI could lead to an increase in the frequency of identity fraud or cyberattacks (whether successful or unsuccessful), which could cause us or our third-party E&P operators to incur increasing costs, including costs associated with additional personnel, protection technologies and policies and procedures, and third-party experts and consultants. If any of these security breaches were to occur, we could suffer disruptions to our operations and other aspects of our business.

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

If the third-party E&P operators of our properties suspend our right to receive royalty payments due to title or other issues, our business, financial condition, results of operations, and cash flows may be adversely affected.

We depend in part on acquisitions to grow our reserves, production, and cash generated from operations. In connection with these acquisitions, record title to mineral and royalty interests are conveyed to us by asset assignment, and we become the record owner of these interests. Upon such a change in ownership of mineral interests, and at regular intervals pursuant to routine audit procedures at each of our third-party E&P operators at its discretion, the third-party E&P operator of the underlying property has the right to investigate and verify the title and ownership of mineral and royalty interests with respect to the properties it operates. If any title or ownership issues are not resolved to its reasonable satisfaction in accordance with customary industry standards, the third-party E&P operator may suspend payment of the related royalty. If a third-party E&P operator of our properties is not satisfied with the documentation we provide to validate our ownership, such third-party E&P operator may suspend our royalty or mineral interest right payment until such issues are resolved, at which time we would receive in full payments that would have been made during the suspension, without interest. Certain of our third-party E&P operators impose significant documentation requirements for title transfer and may suspend royalty payments for significant periods of time. During the time that a third-party E&P operator puts our assets in pay suspense, we would not receive the applicable mineral or royalty payment owed to us from sales of the underlying oil or natural gas related to such mineral or royalty interest. Placement of a significant amount of our royalty interests in suspense may have a material advance effect on our business and results of operations.

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

Water is an essential component of shale oil and natural gas development during both the drilling and hydraulic fracturing processes. Our access to water to be used in these processes may be adversely affected due to reasons such as periods of extended drought, private, third-party competition for water in localized areas, or the implementation of local or state governmental programs to monitor or restrict the beneficial use of water subject to their jurisdiction for hydraulic fracturing to assure adequate local water supplies. In addition, treatment and disposal of water is becoming more highly regulated and restricted. Thus, our costs for obtaining and disposing of water could increase significantly. In addition, the use, treatment, and disposal of water has become a focus of certain investors and other stakeholders who may seek to engage with us on this and other environmental matters, which may result in activism, negative reputational impacts, increased costs, or other adverse effects on our business, results of operations, and financial condition. The inability to locate or contractually acquire and sustain the receipt of sufficient amounts of water could adversely impact operations of our E&P operators and have a corresponding adverse effect on our business, results of operations, and financial condition.

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

•

environmental laws and regulations related to air emissions, waste disposal, remediation of contaminated sites, water and wastewater discharges, management and exposure to hazardous substances, land use, and protection of natural resources; and

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

The development and enactment of climate change legislation and regulation regarding emissions of greenhouse gases (“GHGs”) could adversely affect our operations, including the mineral industry and the demand for the oil and natural gas that we produce.

The energy industry is affected from time to time in varying degrees by political developments and a wide range of federal, tribal, state, and local statutes, rules, orders, and regulations that may, in turn, adversely affect the operations and costs of the companies engaged in the energy industry. Laws, regulations and existing policies related to climate change and to GHG emissions have been rapidly evolving and are increasingly difficult to predict, particularly in light of recent announcements and actions by the U.S. government to reconsider air-related regulations and policies.

For instance, in response to the U.S. Environmental Protection Agency (the “EPA”) endangerment finding on GHGs, the EPA has adopted regulations under existing provisions of the Clean Air Act of 1970 (as amended, the “CAA”) that, among other things, require preconstruction and operating permits for GHG emissions from certain large stationary sources that already emit conventional pollutants above a certain threshold. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified onshore and offshore oil and gas production sources in the United States on an annual basis, which may include operations on our properties. However, on June 11, 2025, the EPA proposed a rule to repeal all GHG emissions standards for the power sector under the CAA and to repeal amendments to the 2024 Mercury and Air Toxics Standards.

Further, the Infrastructure Investment and Jobs Act and the Inflation Reduction Act of 2022 (the “IRA 2022”) includes billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles, investments in advanced biofuels and supporting infrastructure, and carbon capture and sequestration. Additionally, the IRA 2022 includes a charge for methane emissions from specific types of facilities that emit 25,000 metric tons of carbon dioxide equivalent or more per year, and although the IRA 2022 generally provides for a conditional exemption under certain circumstances, the change applies to emissions that exceed an established emissions threshold for each type of covered facility. On November 12, 2024, the EPA finalized the methane emissions charge rule, implementing the IRA 2022. To the extent the methane emissions charge rule is implemented as originally promulgated, it could increase the operating costs of our E&P operators and adversely affect our business. On March 14, 2025, the Trump Administration signed legislation disapproving this rule, and therefore, the future of this rule remains unclear.

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

New or existing laws and regulations relating to climate change, including, state cap-and-trade programs, may affect our business operations through imposing reporting obligations on, or limiting emissions of GHGs from, operators’ equipment and operations could require them to incur costs to reduce emissions of GHGs associated with their operations. In addition, substantial limitations on GHG emissions could adversely affect demand for the oil and gas produced from our properties. Restrictions on emissions of methane or carbon dioxide, such as restrictions on venting and flaring of natural gas, that may be imposed in various states, as well as state and local climate change initiatives, such as increased energy efficiency standards or mandates for renewable energy sources, could adversely affect the oil and gas industry, and, at this time, it is not possible to accurately estimate how potential future laws or regulations addressing GHG emissions would impact oil and gas assets.

Our business and results of operations are subject to physical risks associated with climate change.

Changes in climate have caused, and are expected to continue to cause, among other things, increasing mean annual temperatures, rising sea levels and changes to meteorological and hydrological patterns, as well as impacts to the frequency and intensity of wildfires, freezes, floods, drought, hurricanes, other storms and severe weather-related events and natural disasters. These changes have and could continue to significantly impact our future results of operations and may have a material adverse effect on our business, financial condition and results of operations. Accordingly, a natural disaster has the potential to disrupt our and our third-party E&P operators’ businesses and may cause us to experience work stoppages, project delays, financial losses and additional costs to resume operations, including increased insurance costs or loss of coverage, legal liability and reputational losses, and we expect that increasing physical climate-related impacts may result in further changes to the cost or availability of insurance in the future.

Our and our third-party E&P operators are subject to complex federal, state and other environmental, health and safety laws and regulations that could adversely affect the cost, manner or feasibility of conducting our operations or expose us and our third-party E&P operators to significant liabilities.

Our operations, through PhoenixOp and our third-party E&P operators, are subject to a complex and rapidly evolving set of federal, state, local and international environmental, health and safety laws and regulations. These laws govern the generation, use, storage, release, management and disposal of, or exposure to, hazardous materials and wastes, the remediation of contaminated sites, fuel storage, wastewater and stormwater discharges, air emissions, the protection of natural resources (such as protected wetlands or threatened and endangered species and their habitat) and occupational health and safety. These laws, rules and regulations may require us to obtain and maintain regulatory licenses, permits and other approvals, comply with the requirements of such licenses, permits and other approvals and perform environmental impact studies prior to commencing new projects or making changes to existing projects.

We, through PhoenixOp and our third-party E&P operators, perform work involving hazards and operating risks associated with drilling for and production of crude oil, natural gas, and NGL, including the risk of fire, explosions, blowouts, surface cratering, uncontrollable flows of crude oil, natural gas, NGL, and formation water, pipe or pipeline failures, abnormally pressured formations, casing collapses, and environmental hazards, such as crude oil and NGL spills, natural gas leaks and ruptures, or discharges of toxic gases.

In addition, their operations are subject to risks associated with hydraulic fracturing. These risks include any mishandling, surface spillage, or potential underground migration of fracturing fluids, including chemical additives. The occurrence of any of these events could result in substantial losses to us or our third-party E&P operators due to injury or loss of life, severe damage to or destruction of property, natural resources, and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigations and penalties, suspension of operations, and repairs required to resume operations, which in turn could have a material adverse effect on our financial condition, results of operations, and cash flows.

The exploration and possible future development phases of our business and the business of our third-party E&P operators are and will be subject to federal, state, and local environmental regulation. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set out limitations on the generation, transportation, storage, and disposal of solid and hazardous waste. New environmental legislation may impose stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental regulatory scrutiny, and a heightened degree of responsibility for companies and their officers, directors, and employees. Potential changes in environmental regulations, if any, may adversely affect our operations and the operations of the third-party E&P operators on our land. If we fail to comply with any of the applicable environmental laws, regulations, or permit requirements, we could face regulatory or judicial sanctions. Penalties imposed by either the courts or administrative bodies could delay or stop our operations or the operations of the third-party E&P operators on our land or require considerable capital expenditures. Furthermore, certain groups opposed to exploration and mining may attempt to interfere with our operations through the legal or regulatory process or by engaging in disruptive protest activities.

Unknown environmental hazards, potentially caused by previous or existing owners or operators, may exist on properties in which we hold an interest. Our properties could be located on or near an ongoing environmental cleanup site, which may result in unexpected liabilities, with total costs that are difficult to predict.

The Comprehensive Environmental, Response, Compensation and Liability Act (“CERCLA”) and comparable state statutes impose strict joint and several liability on current and former owners and operators of sites and on persons who disposed of or arranged for the disposal of hazardous substances found at such sites. It is not uncommon for the government to file claims requiring cleanup actions, demands for reimbursement for government-incurred cleanup costs, or natural resource damages, or for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes govern the disposal of solid waste and hazardous waste and authorize the imposition of substantial fines and penalties for noncompliance, as well as requirements for corrective actions. CERCLA, RCRA, and comparable state statutes can impose liability for clean-up costs of sites and disposal of substances found on exploration, mining, and processing sites long after activities on such sites have been completed.

The CAA restricts the emission of air pollutants from many sources, including mining and processing activities. The mining operations conducted by third parties on our land may produce air emissions, including fugitive dust and other air pollutants from stationary equipment, storage facilities, and the use of mobile sources such as trucks and heavy construction equipment, which are subject to review, monitoring, and/or control requirements under the CAA and state air quality laws. In undeveloped properties, third-party operators may be required to obtain permits before work can begin, and, in properties with existing facilities, our operators may need to incur capital costs in order to remain in compliance. In addition, permitting rules may impose limitations on their production levels or result in additional capital expenditures to comply with the rules.

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

The oil and natural gas industry involves various operational hazards and risks, such as well blowouts, pipe failures, casing collapse, explosions, uncontrollable flows of oil, natural gas, or well fluids, fires, spills, pollution, releases of toxic gas, and other environmental threats. These hazards could result in substantial losses from, among other things, injury or loss of life, severe damage to or destruction of property, natural resources, and equipment, pollution or other environmental damage, cleanup responsibilities, regulatory investigation and penalties, and suspension of operations. In addition, we may be held liable for environmental damages caused by previous owners or operators of property we have acquired. Environmental hazards and damages may extend beyond our land, prompting neighboring landowners and other third parties to file claims under environmental statutes and common law for personal injury and property damage allegedly resulting from the release of hazardous substances or other waste material into the environment on or near our properties. There can be no guarantee that our defense of such claims will be successful. A successful claim against us or any of the third parties we contract with to conduct operations on our land could have an adverse effect on our business prospects, financial condition, and results of operation.

We do not currently own any registered intellectual property rights relating to our software system and may be subject to competitors developing the same technology.

As of the date of this Report, we do not own any registered intellectual property rights for our software system used in our mineral rights discovery, grading and estimates, and acquisition. We rely on trade secret laws to protect our software. There can be no assurance that these protections will be available in all cases or will be adequate to prevent third parties from copying, reverse engineering, or otherwise obtaining and using our software. We substantially rely on this software to identify profitable assets ahead of our competitors. If an existing competitor or anyone else replicates our software, then we may be unable to successfully compete and may be unable to identify, acquire, and invest in attractive assets, which would have a material adverse effect on our business and our ability to repay any of our debts.

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

Our future business and operations are sensitive to general business and economic conditions in the United States. National and regional economies and financial markets have become increasingly interconnected, which increases the possibilities that conditions in one country, region, or market might adversely impact companies in a different country, region, or market. Major economic or political disruptions, such as trade disputes between the United States and other countries, the slowing economy in China, the conflicts in the Middle East, including with Iran and between Hamas and Israel in Gaza, the war in Ukraine and sanctions on Russia, and a potential economic slowdown in the United Kingdom and Europe, may have global negative economic and market repercussions. While we do not have or intend to have operations in those countries, such disruptions may nevertheless cause fluctuations in oil prices, which could impact our ability to generate cash flows and, in turn, make interest and principal payments to you. Additionally, the resulting political instability and societal disruption from these events and other factors, such as declining business and consumer confidence, may contribute to an economic slowdown and a recession. If the economic climate in the United States or abroad deteriorates, worldwide demand for oil and natural gas products could diminish, which could impact our and our third-party E&P operators’ operations, affect our ability and the ability of our third-party E&P operators to continue operations, and ultimately materially adversely impact our results of operations, financial condition, and cash flows.

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

Any future global or domestic health crisis and uncertainty in the financial markets may adversely affect our ability to generate revenues.

The COVID-19 pandemic and other public health emergencies historically have had a material adverse effect on oil and gas businesses, due to governmental restrictions, associated repercussions, and operational challenges to supply and demand for oil and natural gas and the economy generally. The impacts of public health emergencies are uncertain and hard to predict. An extended period of global supply chain and economic disruption, as well as significantly decreased demand for oil and gas, due to any future public health emergencies, or otherwise, could have a material adverse effect on our business, access to sources of liquidity, and financial condition. Additionally, extended disruptions to the global economy are likely to cause fluctuations in oil prices and the timing of oil production, which could have a material adverse effect on our ability to generate cash flow, which in turn could limit our ability to pay principal and interest.

Inflation could adversely impact our ability to control costs, including the operating expenses and capital costs of our third-party operating partners.

Concerns over global economic conditions, energy costs, supply chain disruptions, increased demand, labor shortages associated with a fully employed U.S. labor force, the imposition of new tariffs, geopolitical issues, high levels of inflation, the availability and cost of credit and the U.S. financial market, and other factors have contributed to increased economic uncertainty and diminished expectations for the global economy. Although inflation in the United States had been relatively low for many years, there was a significant increase in inflation beginning in the second half of 2021, and higher rates have generally persisted through the first half of 2025. We continue to develop plans to address these pressures and protect our access to commodities and services. Nevertheless, we expect for the foreseeable future to experience supply chain constraints and inflationary pressure on operating costs.

High inflation may cause our third-party operators to experience increasing costs for their operations, including oilfield services and equipment and increased personnel costs. Our operating partners may pass on such increased costs to us and have a negative effect on our business and financial condition. Sustained levels of high inflation have likewise caused the United States Federal Reserve (“Federal Reserve”) and other central banks to increase interest rates multiple times in an effort to curb inflationary pressure on the costs of goods and services across the United States, which has had the effects of raising the cost of capital and depressing economic growth, either of which, or the combination thereof, could hurt the financial results of our business. We cannot predict any future trends in the rate of inflation and any continued significant increase in inflation, to the extent we are unable to recover higher costs through higher prices and revenues for our products, would negatively impact our business, financial condition, and results of operations.

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

In the future, we may invest in new business ventures. Such endeavors may involve risks and uncertainties, including greater-than-expected liabilities and expenses, as well as economic and regulatory challenges associated with operating in new businesses, regions, or countries. Investment into new business ventures may expose us to additional risks that could delay or prevent us from completing an investment or otherwise limit our ability to fully realize the anticipated benefits of an investment. The failure of any significant investment could adversely affect our business, financial condition, and results of operations.

Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the Registered Notes and our other indebtedness.

We have a significant amount of indebtedness. We may not generate sufficient cash flow from operations, or have future borrowings available under credit facilities or other sources of financing, to enable us to repay our indebtedness, including the Registered Notes, or to fund our other liquidity needs. As of June 30, 2025, after giving effect to the borrowing of additional $100.0 million in aggregate under the Fortress Credit Agreement in August 2025, we had approximately $1,320.6 million of indebtedness outstanding, which comprised $400.0 million outstanding under the Fortress Credit Agreement, $190.8 million outstanding under the Adamantium Loan Agreement (and corresponding amount of Adamantium Securities), $630.3 million of Reg D Bonds outstanding, $82.0 million of Reg A Bonds outstanding, $10.7 million of the Exchange Notes outstanding, and $6.8 million of the Registered Notes outstanding. Furthermore, the Fortress Credit Agreement provides for a rebate of approximately $15.0 million in original issue discount, payable by setoff against final payment in full of the Fortress Credit Agreement, if (a) all outstanding principal and accrued interest on the loans under the Fortress Credit Agreement are paid in full in cash on or before December 18, 2027, and (b) no event of default resulting from the failure to pay principal or interest when due under the terms and conditions of the Fortress Credit Agreement has occurred prior to such date, subject to certain other conditions. See “Capitalization” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness.”

Specifically, our high level of indebtedness could have important consequences to holders of Registered Notes including:

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

We may incur significant additional indebtedness in the future. The indenture governing the Registered Notes does not contain any limitations on our ability to incur additional indebtedness, including Senior Debt. Although the Fortress Credit Agreement contains, and the terms of future indebtedness we incur may contain, restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. If we incur any additional Senior Debt, the holders of that indebtedness will be entitled to repayment in full from any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution, or other winding up of us prior to any payment to holders of Notes. If we incur any additional indebtedness that ranks equally with the Registered Notes, subject to collateral arrangements, the holders of that indebtedness will be entitled to share ratably with you in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution, or other winding up of our company. In either case, this could reduce the amount of proceeds paid to you. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. If new indebtedness or other obligations are added to our current indebtedness levels, the related risks that we now face would increase.

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

We recorded net income of $24.3 million and net loss of less than $0.1 million for the six months ended June 30, 2025 and 2024, respectively, and net income (loss) of $(24.8) million, $(16.2) million, and $5.7 million for the years ended December 31, 2024, 2023, and 2022, respectively. Through 2024, we incurred a significant amount of debt in order to accelerate the growth of our business by acquiring additional assets and establishing our direct drilling operations. As a result, our cash flows from operations alone would not have been sufficient to service required cash interest and principal payment obligations under our then-existing debt in 2023 and 2024. During the six months ended June 30, 2025, we continued to incur a significant amount of debt. Furthermore, as of December 31, 2024, we estimate that we will need to make approximately $749.3 million and $3,224.8 million in capital expenditures to develop all our proved and probable undeveloped reserves, respectively, and that we will need to raise approximately $658.9 million in additional capital through the end of 2028 to fund such development. Although we expect our cash flows from operations to be sufficient to service cash interest and principal payment obligations under our debt for the foreseeable future, there can be no assurance as to the sufficiency of our cash flows for that purpose, and we do not expect such cash flows alone to be adequate to fund both our debt service obligations and the development of our reserves. Therefore, we expect to require additional capital to fund our growth and may require additional liquidity to service our debt. As a result, we may use the proceeds of additional debt or securities offerings to make interest and principal payments on our existing debt. See “—Risks Related to Our Business and Operations—The acquisition and development of our properties, directly or through our third-party E&P operators, will require substantial capital, and we and our third-party E&P operators may be unable to obtain needed capital or financing on satisfactory terms or at all, including as a result of increases in the cost of capital resulting from Federal Reserve policies in the past few years and otherwise,” “—Despite our current level of indebtedness, we will still be able to incur substantially more debt. This could further exacerbate the risks to our financial condition described above,” and “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We will need to repay or refinance a substantial amount of our indebtedness. Failure to do so could have a material adverse effect on our business, results of operations, and financial condition.

As of June 30, 2025, after giving effect to the borrowing of additional $100.0 million in aggregate under the Fortress Credit Agreement in August 2025, we had approximately $699.9 million of indebtedness maturing within three years, including all amounts under the Fortress Credit Agreement, $808.7 million of indebtedness maturing within five years, including all amounts under the Fortress Credit Agreement, $943.5 million of indebtedness maturing within seven years, and $1,320.6 million of indebtedness maturing within eleven years. Furthermore, the Fortress Credit Agreement provides for a rebate of approximately $15.0 million in original issue discount, payable by setoff against final payment in full of the Fortress Credit Agreement, if (a) all outstanding principal and accrued interest on the loans under the Fortress Credit Agreement are paid in full in cash on or before December 18, 2027, and (b) no event of default resulting from the failure to pay principal or interest when due under the terms and conditions of the Fortress Credit Agreement has occurred prior to such date, subject to certain other conditions. The terms of the Registered Notes, Adamantium Securities, the Reg A Bonds, the Subordinated Reg D Bonds, and the July 2022 506(c) Bonds contain mandatory redemption provisions providing the holders thereof with the ability to request redemption of their bonds at any time prior to maturity at a price equal to 100% (with respect to the Adamantium Secured Note), 90% (with respect to the July 2022 506(c) Bonds), or 95% (with respect to the Adamantium Bonds, the Reg A Bonds, and the Subordinated Reg D Bonds) of the principal amount being redeemed. The amount of such redemption is limited (i) on an annual basis to 10% of the aggregate principal amount of Registered Notes, Adamantium Bonds, Reg A Bonds, or Subordinated Reg D Bonds, as applicable, then issued and outstanding and (ii) $5.0 million in aggregate principal amount of the Adamantium Secured Note in any 12-month period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness.” Consequently, we will need to repay, refinance, replace, or otherwise extend the maturity of a substantial amount of our existing indebtedness. Our ability to repay, refinance, replace, or extend will be dependent on, among other things, business conditions, our financial performance, and the general condition of the financial markets. If a financial disruption were to occur at the time that we are required to repay such indebtedness, we could be forced to undertake alternate financings, negotiate for an extension of the maturity of such indebtedness, or sell assets and delay capital expenditures in order to generate proceeds that could be used to repay such indebtedness. We cannot assure you that we will be able to consummate any such transaction on terms that are commercially reasonable, on terms acceptable to us, or at all. Our failure to repay, refinance, replace, or otherwise extend the maturity of our indebtedness could result in an event of default under the documents governing our indebtedness, which could lead to an acceleration or repayment of substantially all of our outstanding indebtedness.

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

The agreements governing certain of our existing indebtedness contain, and the agreements governing future indebtedness we may incur may contain, a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:

•	incur additional indebtedness and guarantee indebtedness;

•	issue equity securities;

•	pay distributions or make other distributions in respect of, or repurchase or redeem, any of our securities;

•	prepay, redeem, or repurchase certain indebtedness;

•	make loans and investments;

•	sell or otherwise dispose of assets;

•	incur liens;

•	enter into transactions with affiliates;

•	designate any of our subsidiaries as unrestricted subsidiaries;

•	enter into agreements restricting our subsidiaries’ ability to pay distributions;

•	consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets; and

•	prepay subordinated or junior lien indebtedness, including the Registered Notes.

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

Borrowings under the Fortress Credit Agreement are, and borrowings under indebtedness we may incur in the future may be, at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness will correspondingly decrease. In the future, we may enter into interest rate swaps that involve the exchange of floating-for fixed-rate interest payments in order to reduce interest rate volatility or risk. However, we may not maintain interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully or effectively mitigate our interest rate risk.

We have filed an offering statement on Form 1-A related to a potential offering of Series A Cumulative Redeemable Preferred Shares. If we complete such offering, we will undertake certain governance changes, we may make quarterly distributions to the holders of the Series A Cumulative Redeemable Preferred Shares, and our ability to service or otherwise repay our indebtedness may be adversely affected.

We have filed an offering statement on Form 1-A with the SEC for a potential initial public offering of Series A Cumulative Redeemable Preferred Shares, representing limited liability company interests (the “Potential Offering”). In connection with the Potential Offering, we expect to amend and restate our Second Amended and Restated Limited Liability Company Agreement, dated as of January 23, 2025, and enter into a Third Amended and Restated Limited Liability Company Agreement and a Share Designation with respect to the Series A Cumulative Redeemable Preferred Shares (together, the “New LLC Agreement”) to, among other things, (i) establish an authorized share capital consisting of common shares and preferred shares, each representing limited liability company interests, (ii) create a new class of Series A Cumulative Redeemable Preferred Shares with the designations, preferences and other rights as set forth in the New LLC Agreement, and (iii) establish a board of directors to manage our business and affairs. Among other things, if we ultimately complete the Potential Offering, we will be obligated to make certain distributions to the holders of the Series A Cumulative Redeemable Preferred Shares, which would reduce any amounts available for the service or repayment of our indebtedness and may otherwise impact our available resources to invest in the growth of our business. We cannot assure you that our businesses will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to make distributions on the Series A Cumulative Redeemable Preferred Shares, pay our indebtedness or to fund our other liquidity needs. The Series A Cumulative Redeemable Preferred Shares will also expose us to a number of additional costs and risks, including as a result of such shares being listed on the NYSE American, our tax status as a partnership, and broader expansion of our equity owners. These and other risks may otherwise increase the risks described elsewhere herein. The terms of the New LLC Agreement are subject to change and will not be effective unless and until we consummate the Potential Offering. The Potential Offering is subject to various conditions, and there is no guarantee that we will commence or consummate the Potential Offering.

Risks Relating to Our Status as a Public Reporting Company

We only recently became a public reporting company, and the obligations associated with being a public reporting company will require significant resources and management attention.

We only recently became a public reporting company, following the effectiveness of our Registration Statement with respect to the continuous offering of up to $750.0 million aggregate principal amount of Registered Notes, on May 14, 2025. As a recent public reporting company, we incur significant legal, regulatory, finance, accounting, investor relations, and other expenses that we previously did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will continue to incur costs associated with the Sarbanes-Oxley Act of 2002 (“SOX”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act, and related rules implemented by the SEC. The expenses incurred by public reporting companies for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time- consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. Our management currently does, and will need to continue to, devote a substantial amount of time to ensure that we comply with all of these additional requirements, diverting the attention of management away from revenue-producing activities. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public reporting company, we could be subject to fines, sanctions, and other regulatory action and potentially civil litigation.

Failure to comply with requirements to design, implement, and maintain effective internal controls could have a material adverse effect on our business.

We were not previously required to evaluate our internal control over financial reporting in a manner that meets the standards of public reporting companies required by Section 404(a) of SOX (“Section 404”). As a public reporting company, we are subject to significant requirements for enhanced financial reporting and internal controls. The process of designing, implementing and maintaining effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public reporting company. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements, and harm our results of operations. In addition, we will be required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in the second annual report following the effectiveness of the Registration Statement. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business.

In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by SOX for compliance with the requirements of Section 404. In addition, we may encounter problems or delays in completing the remediation of any deficiencies identified by us or our independent registered public accounting firm in connection with the issuance of their attestation report. Our testing, or the subsequent testing (if required) by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Any material weaknesses could result in a material misstatement of our annual or quarterly financial statements or disclosures that may not be prevented or detected.

Specifically, in connection with the audits of our financial statements as of and for the years ended December 31, 2022, 2023, and 2024, our auditors identified several material weaknesses, including material weaknesses concerning our internal control over financial reporting. These material weaknesses in internal controls were caused by inadequate separation of duties of our management within key financial areas. Other material weaknesses that were identified pertained to our lack of testing over our accounting systems, absence of a board of directors or an audit committee, improper use of accrual accounting, improper controls over the depletion calculation of proved and probable undeveloped reserves, and our use of an inadequate payroll reporting system. Any steps we take to enhance our internal control environment and address the underlying cause of our material weaknesses may not be sufficient to remediate such material weaknesses or to avoid the identification of additional material weaknesses in the future.

We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404, or our independent registered public accounting firm may not issue an unqualified opinion. If we are unable to remediate the identified material weaknesses, identify additional material weaknesses in the future, or otherwise fail to maintain an effective system of internal controls, or our independent registered public accounting firm is unable to provide us with an unqualified report (to the extent it is required to issue a report), investors could lose confidence in our reported financial information, which could have a material adverse effect on our business, results of operations, and financial condition.

We identified certain misstatements to our previously issued financial statements and have restated certain of our consolidated financial statements, which may create additional risks and uncertainties.

On September 12, 2024, our management determined that our audited consolidated financial statements for the fiscal year ended December 31, 2022 (the “GAAS 2022 Audited Financial Statements”), contained in our Annual Report on Form 1-K for that year, which was filed in compliance with our offerings under Regulation A, should no longer be relied upon due to certain errors in the GAAS 2022 Audited Financial Statements as addressed in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 250. We previously filed our Annual Report on Form 1-K for the fiscal year ended December 31, 2023 (the “2023 Form 1-K”) with the SEC on April 30, 2024, which filing contained corrected financial information for the fiscal year ended December 31, 2022. On September 26, 2024, we amended our 2023 Form 1-K (the “Form 1-K/A”) to reflect that we had restated the GAAS 2022 Audited Financial Statements.

Subsequently, on March 7, 2025, our management concluded that each of (i) of our previously issued audited consolidated financial statements as of and for the fiscal years ended December 31, 2023 and 2022 (the “2023 and 2022 Audited Financial Statements”) contained in the Form 1-K/A and (ii) our previously issued unaudited condensed consolidated financial statements for the fiscal semiannual periods ended June 30, 2024 and 2023 (the “Semiannual Unaudited Financial Statements” and, together with the 2023 and 2022 Audited Financial Statements, the “Existing Financial Statements”) contained in our Semiannual Report on Form 1-SA/A for the fiscal semiannual period ended June 30, 2024 (the “Form 1-SA/A”), filed with the SEC on September 26, 2024, should no longer be relied upon due to certain errors in the Existing Financial Statements, as addressed in FASB ASC Topic 250. In the Existing Financial Statements, we had immediately expensed debt issuance costs related to our unregistered bond offerings rather than amortizing them over the weighted-average term of the bonds, which resulted in overstated advertising and marketing expense, selling, general and administrative expense, and payroll and payroll-related expense, and understated interest expense and loss on debt extinguishment. Additionally, in the Existing Financial Statements, we had previously expensed all interest costs, rather than capitalizing interest incurred on expenditures made in connection with our exploration and development projects as permitted under ASC Topic 835-20, “Capitalized Interest,” resulting in us overstating our interest expense and understating our oil and gas properties, in corresponding amounts. Accordingly, on March 27, 2025, we further amended the Form 1-K/A and Form 1-SA/A to reflect that we had restated the Existing Financial Statements.

As a result of the restatements, we may become subject to a number of additional risks and uncertainties and unanticipated costs for accounting, legal, and other fees and expenses. We may become subject to legal proceedings brought by regulatory or governmental authorities, or other proceedings, as a result of the errors or the related restatements, which could result in a loss of investor confidence or other reputational harm, additional defense, and other costs. In addition, we cannot assure you that additional restatements of financial statements will not arise in the future. Any of the foregoing impacts, individually or in aggregate, may have a material adverse effect on our business, financial position, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Recent Sales of Unregistered Securities: None.

(b)

Use of Proceeds: On May 14, 2025, the Registration Statement was declared effective, pursuant to which the Issuer intends to sell up to $750.0 million aggregate principal amount of Registered Notes on a continuous basis. The offering of the Registered Notes is ongoing and, as of the date of this Quarterly Report, the Issuer has sold $13.2 million of Registered Notes.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers: None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
10-Q
Oil and Gas Disclosure
Productive Wells
Productive wells consist of producing wells, wells capable of production, and exploratory, development, or extension wells that are not dry wells. As of June 30, 2025, we owned mineral, royalty, and working interests in 7,270 productive wells, the majority of which are oil wells that also produce natural gas and NGLs.
As of June 30, 2025, we had 167 wells that fall under our “wells in progress” (“WIP”) category, and we had 35.6 net WIP. We define a WIP as a development well in a stage preliminary to production. We utilize both proprietary and public systems to identify WIPs based on four distinct criteria: (1) a well that is not actively being drilled but is in the process of being developed; (2) a well currently being drilled and awaiting completion; (3) a drilled well in the completion process; and (4) a drilled well that has been completed but is not yet producing. This term serves as a guide in our acquisition strategy, enabling us to pinpoint lower-risk investment opportunities for our stakeholders.
Drilling Results
In the six months ended June 30, 2025, the E&P operators of our properties, including PhoenixOp, a direct, wholly owned subsidiary of the Company, drilled 141 gross and 29.6 net productive development wells on the acreage underlying our mineral and royalty interests. This compares to 232 gross and 11.7 net productive development wells drilled by E&P operators on the acreage underlying our mineral and royalty interests in the six months ended June 30, 2024.
In the year ended December 31, 2024, the E&P operators of our properties, including PhoenixOp, drilled 463 gross and 43.2 net productive development wells on the acreage underlying our mineral and royalty interests. This compares to 1,965 and 971 gross productive development wells and 19.2 and 8.7 net productive development wells drilled by E&P operators on the acreage underlying our mineral and royalty interests in the years ended December 31, 2023 and 2022, respectively.
Included in our total drilled wells figures, as of June 30, 2025, PhoenixOp had drilled a total of 62 gross and 56.1 net productive development wells, all of which were drilled in the Williston Basin in North Dakota and Montana. PhoenixOp has also drilled a total of 10 gross and 10 net saltwater disposal wells, and had 32 gross and 26.6 net development wells in progress as of June 30, 2025.
As a holder of mineral and royalty interests, we generally are not provided information as to whether any wells drilled on the properties underlying our acreage are classified as exploratory. We are not aware of any dry holes drilled on the acreage underlying our mineral and royalty interests during the relevant periods.
Wells
As of June 30, 2025, we owned mineral, royalty, and working interests in 7,270 total gross wells and 111.1 total net wells. The following table sets forth information about the productive wells in which we have a mineral or royalty interest as of June 30, 2025:

	Well Count
	Oil		Gas
Basin or Producing Region	Gross	Net	Gross	Net
Bakken/Williston Basin	4,127	89.7	3	0.0
DJ Basin/Rockies/Niobrara	1,364	16.5	6	0.0
Permian Basin	704	1.2	2	0.0
Other	539	1.5	525	2.3

Total	6,734	108.9	536	2.3

9
4

Acreage of Mineral and Royalty Interests
The following tables set forth information relating to the acreage underlying our mineral and working interests as of June 30, 2025:

•	Acreage of Mineral Interest

	Net Royalty Acres
Basin	Developed Acreage	Undeveloped Acreage	Total Acreage
Bakken/Williston Basin	18,624	76,626	95,250
DJ Basin/Rockies/Niobrara/PRB	5,265	10,623	15,889
Permian Basin	657	356	1,013
Other	470	435,599	436,069

Total Net Royalty Acres	25,017	523,204	548,220

	Gross Royalty Acres
Basin	Developed Acreage	Undeveloped Acreage	Total Acreage
Bakken/Williston Basin	572,973	955,354	1,528,327
DJ Basin/Rockies/Niobrara/PRB	119,797	358,489	478,287
Permian Basin	94,083	24,603	118,685
Other	17,579	2,216,297	2,233,876

Total Gross Royalty Acres	804,432	3,554,744	4,359,175

•	Acreage of Working Interest

	Net Mineral Acres
Basin	Developed Acreage	Undeveloped Acreage	Total Acreage
Bakken/Williston Basin	50,370	238,829	289,198
DJ Basin/Rockies/Niobrara/PRB	3,957	34,161	38,118
Permian Basin	28	36	64
Other	349	259,195	259,544

Total Net Mineral Acres	54,704	532,220	586,923

	Gross Mineral Acres
Basin	Developed Acreage	Undeveloped Acreage	Total Acreage
Bakken/Williston Basin	253,536	814,001	1,067,536
DJ Basin/Rockies/Niobrara/PRB	43,179	198,616	241,794
Permian Basin	7,680	1,280	8,960
Other	15,872	1,309,568	1,325,440

Total Gross Mineral Acres	320,266	2,323,464	2,643,731

Beginning with the period ended December 31, 2023 and for all subsequent periods, each land holding in which we have a net royalty interest is reviewed and associated with a specific drilling spacing unit. This helps support the accuracy of estimates regarding gross royalty acres. For the period ended December 31, 2022 and for all prior periods, the drilling spacing unit was estimated based on average development within a basin and applied to each land holding in which we had a net royalty interest.
Acreage Expirations
As of June 30, 2025, we have 175,440 gross and 26,193 net working interest acres expiring through the end of 2027, with an additional 243,669 gross and 46,271 net working acres expiring in 2028, and 609,743 gross and 85,202 net working interest acres expiring in 2029. The remaining 454,934 gross and 72,092 net working interest acres expire in years 2030 and beyond.

9
5

Oil, Natural Gas, and NGL Reserves
The following table presents our estimated proved and probable oil, natural gas, and NGL reserves as of each of the dates indicated:

	As of June 30, 2025 (1)(2)	As of December 31,
		2024 (2)(3)	2023 (2)(4)	2022 (5)
Estimated proved developed reserves
Oil (Bbl)	26,005,837	18,624,758	7,124,194	3,691,722
Natural gas (Mcf)	41,790,640	20,819,874	12,250,285	7,624,212
Natural gas liquids (Bbl)	6,953,807	2,848,355	1,514,761	—
Total (Boe)(6:1) (6)	39,924,751	24,943,093	10,680,669	4,962,424
Estimated proved undeveloped reserves
Oil (Bbl)	34,376,431	31,197,795	24,925,841	—
Natural gas (Mcf)	22,554,741	17,491,089	19,565,808	—
Natural gas liquids (Bbl)	6,353,734	4,753,257	6,648,747	—
Total (Boe)(6:1) (6)	44,489,288	38,866,233	34,835,556	—
Estimated proved reserves
Oil (Bbl)	60,382,268	49,822,554	32,050,035	3,691,722
Natural gas (Mcf)	64,345,381	38,310,963	31,816,093	7,624,212
Natural gas liquids (Bbl)	13,307,540	7,601,611	8,163,508	—
Total (Boe)(6:1) (6)	84,414,039	63,809,326	45,516,225	4,962,424
Percent proved developed	47%	39%	23%	100%
Estimated probable undeveloped reserves
Oil (Bbl)	133,415,924	107,769,309	74,877,268	—
Natural gas (Mcf)	141,362,777	134,083,603	88,184,111	—
Natural gas liquids (Bbl)	—	—	—	—
Total (Boe)(6:1) (6)	156,976,387	130,116,577	89,574,620	—

(1)
Estimates of reserves of oil and natural gas as of June 30, 2025 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field
basis on the first day of each month of the 12 months ended June 30, 2025, in accordance with SEC guidelines applicable to reserve estimates as of the end of such period. The unweighted arithmetic average first day of the month prices were $71.20 per Bbl for oil and $2.862 per MMBtu for natural gas at June 30, 2025. Estimates of reserves of NGL as of June 30, 2025 were calculated using the average of realized wellhead prices of such reserves. The average NGL price realized at June 30, 2025 was $23.86 per Bbl. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for undeveloped acreage. The reserve estimates represent our net revenue interest in our properties. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, production costs, and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.

(2)
In early 2023, PhoenixOp was established with the intention that certain leaseholds held by us would be developed by PhoenixOp. PhoenixOp executed a contract for a drilling rig with
Patterson-UTI
Drilling Company on June 20, 2023. This allowed for previously unbooked reserves as of December 31, 2022 to be estimated and booked as of December 31, 2023 as proved undeveloped in accordance with SEC guidelines for reserves categorization and estimation and in adherence to the five-year rule as set forth in Rule
4-10(a)(31)
of Regulation
S-X.

(3)
Estimates of reserves of oil and natural gas as of December 31, 2024 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field
basis on the first day of each month of the last 12 months ended December 31, 2024, in accordance with SEC guidelines applicable to reserve estimates as of the end of such period. The unweighted arithmetic average first day of the month prices were $76.32 per Bbl for oil and $2.130 per MMBtu for natural gas at December 31, 2024. Estimates of reserves of NGL as of December 31, 2024 were calculated using the average of realized wellhead prices of such reserves. The average NGL price realized at December 31, 2024 was $25.22 per Bbl. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for undeveloped acreage. The reserve estimates represent our net revenue interest in our properties. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, production costs, and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.

(4)
Estimates of reserves of oil and natural gas as of December 31, 2023 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field
basis on the first day of each month of the last 12 months ended December 31, 2023, in accordance with SEC guidelines applicable to reserve estimates as of the end of such period. The unweighted arithmetic average first day of the month prices were $78.21 per Bbl for oil and $2.637 per MMBtu for natural gas at December 31, 2023. Estimates of reserves of NGL as of December 31, 2023 were calculated using the average of realized wellhead prices of such reserves. The average NGL price realized at December 31, 2023 was $19.21 per Bbl. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for undeveloped acreage. The reserve estimates represent our net revenue interest in our properties. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, production costs, and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.

(5)
Estimates of reserves of oil and natural gas as of December 31, 2022 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field
basis on the first day of each month of the last 12 months ended December 31, 2022, in accordance with SEC guidelines applicable to reserve estimates as of the end of such period. The unweighted arithmetic average first day of the month prices were $94.14 per Bbl for oil and $6.357 per MMBtu for natural gas at December 31, 2022. We had no NGL reserves as December 31, 2022 and, as such, no NGL price was calculated as of December 31, 2022. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for undeveloped acreage. The reserve estimates represent our net revenue interest in our properties. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, production costs, and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.

(6)
Estimated proved reserves are presented on an
oil-equivalent
basis using a conversion of six Mcf per barrel of “oil equivalent.” This conversion is based on energy equivalence and not price or value equivalence. If a price equivalent conversion based on the
12-month
average prices for the period ended December 31, 2024 was used, the conversion factor would be approximately 35.8 Mcf per Bbl of oil.

At June 30, 2025, total estimated proved reserves were approximately 84,414,038 Boe, a 20,604,713 Boe net increase from the estimate of 63,809,326 at December 31, 2024. Proved developed reserves of 39,924,751 Boe represented an increase of approximately 14,981,658 Boe from December 31, 2024 as a result of proved developed reserves sales and acquisitions of 5,223,872 Boe, extensions of 642,059 Boe, and total positive revisions of previous estimates of 10,286,111 Boe, offset by production of 1,170,384 Boe. The total positive revisions of previous estimates comprised: (i) negative price revisions of (147,075) Boe, (ii) positive revisions of 10,674,945 Boe due to transferring proved undeveloped reserves to proved developed reserves, (iii) negative well performance revisions of (1,753,609) Boe, (iv) write downs of (255,861) Boe, (v) positive interest changes of 1,777,429 Boe and (vi) negative revisions of (9,718) Boe due to changes in lifting cost. Proved undeveloped reserves of 44,489,288 Boe represented an increase of approximately 5,623,054 Boe from December 31, 2024 as a result of proved undeveloped extensions of 17,346,988 Boe and total negative revisions of previous estimates of (11,723,933) Boe, which comprised (i) negative price revisions (211,520) Boe, (ii) negative revisions of (10,674,945) Boe due to transferring proved undeveloped reserves to proved developed reserves, (iii) negative well performance revisions of (6,032,993) Boe, (iv) positive revisions of 125,767 Boe due to asset development timing, (v) positive interest revisions of 5,071,131 Boe and (vi) negative revisions of (1,373) due to lifting cost changes. During the six months ended June 30, 2025, approximately $168.6 million in capital expenditures went toward the acquisition and development of proved reserves, which includes drilling, completion, and other facility costs associated with acquiring and developing wells.
At December 31, 2024, total estimated proved reserves were approximately 63,809,326 Boe, a 18,293,101 Boe net increase from the previous year end’s estimate of 45,516,225 Boe. Proved developed reserves of 24,943,092 Boe increased approximately 14,262,423 Boe from December 31, 2023 as a result of proved developed reserves acquisitions of 1,047,809 Boe, extensions of 3,268,997 Boe, and total positive revisions of previous estimates of 14,759,886 Boe, offset by divestitures of 71,887 Boe and production from proved developed reserves of 4,742,381 Boe. The total positive revisions of previous estimates comprised: (i) positive price revisions of 1,263 Boe; (ii) positive transfer of 14,871,911 Boe from proved undeveloped to proved developed reserves; (iii) negative well performance revisions of (481,161) Boe; (iv) positive revisions of 715,795 Boe due to interest changes; and (v) negative revisions of (347,922) Boe due to changes in lifting cost. Proved undeveloped reserves of 38,866,233 Boe increased approximately 4,030,677 Boe from December 31, 2023 as a result of proved undeveloped reserves extensions of 21,207,289 and total negative revisions of previous estimates of 17,176,612 Boe. The total negative revisions of previous estimates comprised: (i) positive price revisions of 48,935 Boe; (ii) negative transfer of (14,871,911) Boe from proved undeveloped to proved developed reserves; and (iii) negative well performance revisions of (2,353,636) Boe due to asset development reconfiguration and type curve adjustments. During the year ended December 31, 2024, approximately $87.4 million in capital expenditures were related to the conversion of proved undeveloped reserves to proved developed reserves. During the year ended December 31, 2024, approximately $450.0 million in capital expenditures went toward the acquisition and development of proved developed reserves, which includes drilling, completion, and other facility costs associated with acquiring and developing wells. All proved undeveloped reserves disclosed as of December 31, 2024 are scheduled to be converted to proved developed status within five years of initial disclosure.
At December 31, 2023, total estimated proved reserves were approximately 45,516,225 Boe, a 40,553,802 Boe net increase from the previous year end’s estimate of 4,962,424 Boe. Proved developed reserves of 10,680,669 Boe increased approximately 5,718,245 Boe from December 31, 2022 as a result of proved developed reserves acquisitions of 1,426,545 Boe, extensions of 5,682,894 Boe, and total positive revisions of previous estimates of 616,010 Boe, offset by production from proved developed reserves of 2,007,205 Boe. The total positive revisions of previous estimates comprised: (i) negative price revisions of (13,622) Boe; (ii) transfer of (89,378) Boe from proved developed to proved undeveloped due to previous misclassifications of reserve; (iii) positive well performance revisions of 515,938 Boe; and (iv) positive revisions of 203,072 Boe due to changes in lifting cost. Proved undeveloped reserves of 34,835,556 Boe increased approximately 34,835,556 Boe from December 31, 2022 as a result of revisions due to previous misclassification of 89,378 Boe of reserves as proved developed reserves and due to the addition of 34,746,179 Boe of operated proved undeveloped reserves stemming from the signing of a drilling rig contract in June 2023. During the year ended December 31, 2023, approximately $171.2 million in capital expenditures went toward the acquisition and development of proved developed reserves, which includes drilling, completion, and other facility costs associated with acquiring and developing wells. At December 31, 2022, there were no proved undeveloped reserves, Therefore, no capital expenditures for the year ended December 31, 2023 were related to the conversion of proved undeveloped reserves to proved developed reserves. All proved undeveloped reserves disclosed as of December 31, 2023 are scheduled to be converted to proved developed status within five years of initial disclosure.

At December 31, 2022, total estimated proved reserves were approximately 4,962,424 Boe, a 2,195,112 Boe net increase from the previous year end’s estimate of 2,767,312 Boe. Proved developed reserves of 4,962,424 Boe increased approximately 2,195,112 Boe from December 31, 2021 as a result of proved developed reserves acquisitions of 1,554,122 Boe, extensions of 75,272 Boe, and total positive revisions of previous estimates of 1,265,552 Boe, offset by production from proved developed reserves of 699,834 Boe. The total positive revisions of previous estimates comprised (i) positive price revisions of 524,667 Boe and (ii) positive well performance revisions of 740,885 Boe. During the year ended December 31, 2022, approximately $117.1 million in capital expenditures went toward the acquisition and development of proved reserves, which includes drilling, completion, and other facility costs associated with acquiring and developing wells. At December 31, 2021, there were no proved undeveloped reserves. Therefore, no capital expenditures for the year ended December 31, 2022 were related to the conversion of proved undeveloped reserves to proved developed reserves.
Delivery Commitments
As of June 30, 2025, PhoenixOp is subject to arrangements pursuant to which it has committed to provide a total of 2.2 million barrels of crude oil, with the highest yearly minimum of 958,000 barrels of crude oil, from June 1, 2025 to December 31, 2030. PhoenixOp will be subject to a shortfall fee for failure to meet this commitment. As a part of these arrangements, PhoenixOp has dedicated to the counterparties certain rights to all oil extracted from our wells in certain properties in Dunn County, Williams County, and Divide County, North Dakota. PhoenixOp has assessed the productivity potential of its leasehold in the area, as well as the feasibility of executing an operational plan to extract oil on its leasehold within the commitment period and dedication area, and deemed it to be reasonable to enter into such an agreement.
Select Production and Operating Statistics
The following table presents information regarding our production of oil, natural gas, and NGL and certain price and cost information for each of the periods indicated:

	For the Six Months Ended June 30,		For the Years Ended December 31,
	2025	2024	2024	2023	2022
Production Data:
Bakken
Oil (Bbl)	3,196,486	1,145,551	3,022,810	943,930	360,604
Natural gas (Mcf)	675,063	819,713	1,301,782	1,123,859	522,523
Natural gas liquids (Bbl)	123,235	138,621	270,219	88,762	—
Total (Boe)(6:1) (1)	3,432,231	1,420,792	3,509,992	1,220,003	447,691
Average daily production (Boe/d)(6:1)	18,963	7,807	9,590	3,342	1,227
All Properties
Oil (Bbl)	3,513,479	1,570,516	3,830,461	1,446,928	523,416
Natural gas (Mcf)	1,339,354	1,500,220	2,979,341	2,152,939	1,058,506
Natural gas liquids (Bbl)	190,387	217,607	415,363	201,454	—
Total (Boe)(6:1) (1)	3,927,092	2,038,159	4,742,381	2,007,205	699,834
Average daily production (Boe/d)(6:1)	21,697	11,199	12,993	5,499	1,917
Average Realized Prices:
Bakken
Oil (Bbl)	$68.83	$73.90	$71.77	$71.43	$80.67
Natural gas (Mcf)	$3.32	$2.19	$2.12	$3.47	$3.77
Natural gas liquids (Bbl)	$23.60	$25.03	$23.53	$26.70	$—
All Properties
Oil (Bbl)	$66.86	$70.80	$68.49	$73.10	$91.01
Natural gas (Mcf)	$2.94	$1.92	$1.86	$3.15	$6.66
Natural gas liquids (Bbl)	$23.86	$25.30	$25.22	$27.50	$—
Average Unit Cost per Boe (6:1):
All Properties
Operating costs, production and ad valorem taxes	$18.96	$12.97	$16.11	$16.18	$19.89
Operating costs excluding taxes	$13.68	$8.36	$10.75	$10.86	$12.58
Percentage of revenue	30.6%	22.1%	26.4%	16.7%	21.9%

(1)
“Btu-equivalent”
production volumes are presented on an
oil-equivalent
basis using a conversion factor of six Mcf of natural gas per barrel of “oil equivalent,” which is based on approximate energy equivalency and does not reflect the price or value relationship between oil and natural gas.

Depletion of Oil and Natural Gas Properties
We account for our oil and gas properties under the successful efforts method of accounting. Under this method, the costs of development wells are capitalized to proved properties whether those wells are successful or unsuccessful. Capitalized drilling and completion costs, including lease and well equipment, intangible development costs, and operational support facilities, are depleted using the units-of-production
method based on estimated proved developed reserves. Proved leasehold costs are also depleted; however, the units-of-production
method is based on estimated total proved reserves. The computation of depletion expense takes into consideration restoration, dismantlement, and abandonment costs, as well as the anticipated proceeds from salvaging equipment.
Depletion expense was $67.8 million and $37.5 million for the six months ended June 30, 2025 and 2024, respectively, and $86.0 million, $34.2 million, and $12.1 million for the years ended December 31, 2024, 2023, and 2022, respectively. On a per unit basis, depletion expense was $17.27 per Boe and $17.85 per Boe for the six months ended June 30, 2025 and 2024, respectively, and $18.13 per Boe, $17.06 per Boe, and $17.34 per Boe for the years ended December 31, 2024, 2023, and 2022, respectively. The decrease in our depletion rate for the six months ended June 30, 2025 compared to 2024 was primarily due to lower realized production volumes within the mineral and non-operating
segment and the significant growth in proved reserves due to drilling activity by our operating entity, PhoenixOp. The decrease in our depletion rate for the year ended December 31, 2023 compared to 2022 was primarily due to increased proved reserves relative to the change in aggregated proved leasehold and development costs associated with those proved reserves, whereas the increase in our depletion rate for the year ended December 31, 2024 compared to 2023 was primarily due to the incurrence of significant capital expenditures related to developing operated wells under our operating entity, PhoenixOp. The depletion rate for development capital is depleted at a higher rate as compared to leasehold due to the use of proved developed reserves versus total proved reserves under the successful efforts accounting method. We expect depletion expense to continue to increase in subsequent periods as our gross production of oil, gas, and other products increase.
PV-10

	For the Six Months Ended June 30,		For the Years Ended December 31,
	2025	2024	2024	2023 (As Restated)	2022 (As Restated)
	(in thousands)
PV-10 (estimated proved developed reserves) (1)	$846,830	$408,500	$644,098	$289,809	$189,885
PV-10 (estimated proved undeveloped reserves) (1)	$523,128	$392,747	424,595	257,472	—
PV-10 (estimated total proved reserves) (1)	$1,369,959	$801,247	1,068,692	547,281	189,885

(1)
We calculate
PV-10
as the discounted future net cash flows attributable to our proved oil and natural gas reserves before income taxes, discounted at 10% annually.
PV-10
differs from the standardized measure of discounted future net cash flows, which is the most directly comparable generally accepted accounting principles in the United States (“GAAP”) financial measure, because it is calculated on a pre-tax
basis. We use
PV-10
when assessing the potential return on investment related to our oil and natural gas properties. We believe that the presentation of
PV-10
is relevant and useful to investors because it presents the discounted future net cash flows attributable to our estimated net proved reserves prior to taking into account future income taxes, and is useful for evaluating the relative monetary significance of our oil and natural gas properties. Further, investors may utilize
PV-10
as a basis for comparison of the relative size and value of our reserves to other companies without regard to the specific tax characteristics of such entities.

Because the Company is a limited liability company and has currently elected to be treated as a partnership for income tax purposes, the pro rata share of taxable income or loss is included in the individual income tax returns of members based on their percentage of ownership. Consequently, no provision for income taxes is made in our standardized measure of discounted future net cash flows, and so currently our
PV-10
is identical to the standardized measure of discounted future net cash flows. Notwithstanding the foregoing, we believe that the presentation of
PV-10
is useful to investors because it is a commonly utilized measure in our industry for assessing the value of reserves.
PV-10
is not a substitute for the standardized measure of discounted future net cash flows. Neither
PV-10
nor the standardized measure of discounted future net cash flows purport to represent the fair value of our oil and natural gas reserves.
The following table includes a reconciliation of
PV-10
to the standardized measure of discounted future net cash flows, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

	For the Six Months Ended June 30,		For the Years Ended December 31,
	2025	2024	2024	2023	2022
	(in thousands)
Estimated proved developed reserves:
Standardized measure of discounted future net cash flows	$846,830	$408,500	$644,098	$289,809	$189,885
Discounted future income taxes	—	—	—	—	—
PV-10	$846,830	$408,500	$644,098	$289,809	$189,885
Estimated proved undeveloped reserves:
Standardized measure of discounted future net cash flows	$523,128	$392,747	$424,595	$257,472	$—
Discounted future income taxes	—	—	—	—	—
PV-10	$523,128	$392,747	$424,595	$257,472	$—
Estimated total proved reserves:
Standardized measure of discounted future net cash flows	$1,369,959	$801,247	$1,068,692	$547,281	$189,885
Discounted future income taxes	—	—	—	—	—
PV-10	$1,369,959	$801,247	$1,068,692	$547,281	$189,885

Item 6. Exhibits

		Incorporated by Reference

Exhibit No.	Exhibit Description+	Form	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Certificate of Formation of Phoenix Capital Group Holdings, LLC, dated as of April 16, 2019.	S-1	10/29/2024	3.1

3.2	Certificate of Amendment to the Certificate of Formation of Phoenix Energy One, LLC, dated as of January 23, 2025.	S-1/A	03/28/2025	3.2

3.3	Second Amended and Restated Limited Liability Company Agreement of Phoenix Energy One, LLC, dated as of January 23, 2025.	S-1/A	03/28/2025	3.3

4.1	Indenture, by and between Phoenix Energy One, LLC and UMB Bank, N.A., as trustee, dated May 14, 2025, governing the registered notes.	10-Q	05/16/2025	4.1

4.2	Form of Cash Interest Note (included in Exhibit 4.1)	10-Q	05/16/2025	4.2

4.3	Form of Compound Interest Note (included in Exhibit 4.1)	10-Q	05/16/2025	4.3

4.4	Third Supplemental Indenture, by and between Phoenix Energy One, LLC and UMB Bank, N.A., as trustee, dated as of May 14, 2025, governing the August 2023 506(c) Bonds.	10-Q	05/16/2025	4.18

4.5	Indenture, by and between Phoenix Energy One, LLC and UMB Bank, N.A., as trustee, dated as of May 15, 2025, governing the Exchange Notes.	10-Q	05/16/2025	4.19

4.6	Form of Cash Interest Exchange Note (included in Exhibit 4.5)	10-Q	05/16/2025	4.20

4.7	Form of Compound Interest Exchange Note (included in Exhibit 4.5)	10-Q	05/16/2025	4.21

10.1++	Amendment No. 5 to Amended and Restated Senior Credit Agreement, by and among Phoenix Energy One, LLC, Phoenix Operating LLC, each of the lenders from time to time party thereto, and Fortress Credit Corp., dated as of June 26, 2025.	8-K	06/27/2025	10.1

10.2++	Amendment No. 6 to Amended and Restated Senior Credit Agreement, by and among Phoenix Energy One, LLC, Phoenix Operating LLC, each of the lenders from time to time party thereto, and Fortress Credit Corp., dated as of August 1, 2025	8-K	08/01/2025	10.1

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.				*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.				*

104	Cover Page Interactive Data File (the cover page XBRL tags)

+	Capitalized terms have the meanings assigned to them in the Report contained in this Quarterly Report.

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

PHOENIX ENERGY ONE, LLC

August 12, 2025	/s/ Curtis Allen
Curtis Allen
Chief Financial Officer