Form 10-Q
period 2025-09-30
Phoenix Energy One, LLC
filed 2025-11-12
CIK 1818643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
(949)
416-5037
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Series A Cumulative Redeemable Preferred Shares	PHXE.P	NYSE American LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
☒
  No
☐
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
of the Exchange Act). Yes ☐  No ☒
The number common shares outstanding as of November 11, 2025: 100,000,000

i

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

•	“Mcf” means one thousand cubic feet.

•	“MMBtu” means one million Btus.

•	“NGL” means natural gas liquids.

•	“NMAs” means net mineral acres.

•	“Notes” means, collectively, the Registered Notes and the Reg D/Reg A Bonds.

•	“NRAs” means net royalty acres.

•	“NYSE American” means NYSE American LLC.

•

“Offering Statement” means the Company’s offering statement on Form 1-A, initially filed with the SEC on June 26, 2025, and initially qualified by the SEC on August 27, 2025, relating to the Preferred Shares.

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

•	our ability to replace reserves;

•	cybersecurity attacks;

•	the development of our software and its ability to continue identifying productive assets;

•	our current or future levels of indebtedness;

•	repayment of our current or future indebtedness;

•	current and future litigation or other regulatory, administrative, or other legal proceedings;

•	the restatement of our financial statements; and

•	the other factors set forth in Part II, Item 1A. “Risk Factors” included in Part I, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

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

4

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PHOENIX ENERGY ONE, LLC
AND SUBSIDIARIES
Condensed Consolidated Financial Statements (unaudited)
As of and for the three and nine months ended September 30, 2025

PHOENIX ENERGY ONE, LLC AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$95,452	$120,814
Accounts receivable	73,876	28,218
Earnest payments	243	154
Other current assets	9,323	7,528

Total current assets	178,894	156,714

Oil and gas properties	1,700,819	1,006,221
Accumulated depletion	(253,654)	(140,376)

Net oil and gas properties	1,447,165	865,845
Right-of-use assets, net	9,814	6,010
Other noncurrent assets	4,601	501

TOTAL ASSETS	$1,640,474	$1,029,070

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities
Accounts payable	$139,520	$41,824
Accrued expenses	38,607	41,466
Current portion of long-term debt	145,348	103,240
Current portion of deferred closings	8,626	7,189
Escrow account	3,994	16,356
Current operating lease liabilities	1,149	656
Other current liabilities	63,663	15,880

Total current liabilities	400,907	226,611

Long-term debt, net of current portion	1,127,454	795,215
Accrued interest	49,669	26,079
Deferred closings	2,935	3,324
Operating lease liabilities	9,918	5,860
Asset retirement obligations	2,508	1,181
Other noncurrent liabilities	462	4,858

Total liabilities	1,593,853	1,063,128

Commitments and contingencies (Note 13)
Equity (deficit)
Series A preferred shares (2,704,023 and 0 shares issued and outstanding at an aggregate liquidation preference of $67.6 million and $0 at September 30, 2025 and December 31, 2024, respectively)	47,934	—
Member’s equity	434	434
Accumulated deficit	(1,747)	(34,492)

Total equity (deficit)	46,621	(34,058)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$1,640,474	$1,029,070

The accompanying notes are an integral part of these condensed consolidated financial statements.	6

PHOENIX ENERGY ONE, LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUES
Product sales	$113,761	$23,923	$295,290	$57,913
Mineral and royalty revenues	31,300	34,343	93,171	119,931
Purchased crude oil sales	40,436	—	71,236	—
Water services	3,308	728	8,508	1,632
Other revenue	216	46	397	74

Total revenues	189,021	59,040	468,602	179,550

OPERATING EXPENSES
Cost of sales	42,920	17,407	105,172	40,334
Depreciation, depletion, amortization, and accretion	45,550	15,541	113,392	53,316
Purchased crude oil expenses	39,623	—	69,975	—
Selling, general, and administrative	5,540	8,941	21,435	22,052
Payroll and payroll-related	6,437	4,930	22,459	15,662
Advertising and marketing	694	189	1,531	350
Loss on sale of assets	—	—	—	564
Impairment expense	1,987	528	2,509	528

Total operating expenses	142,751	47,536	336,473	132,806

INCOME FROM OPERATIONS	46,270	11,504	132,129	46,744

OTHER INCOME (EXPENSE)
Interest income	303	261	1,355	316
Interest expense, net	(38,816)	(26,201)	(111,690)	(61,116)
Gain on derivatives	2,065	3,716	12,907	3,630
Loss on debt extinguishment	(1,334)	(567)	(1,916)	(868)

Total other expenses	(37,782)	(22,791)	(99,344)	(58,038)

NET INCOME (LOSS)	$8,488	$(11,287)	$32,785	$(11,294)

The accompanying notes are an integral part of these condensed consolidated financial statements.	7

PHOENIX ENERGY ONE, LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Equity (Deficit)
(unaudited)
(in thousands, except share amounts)

	Series A Preferred Shares
	Shares	Amount	Member’s Equity	Accumulated Deficit	Total Equity (Deficit)
Balance, January 1, 2025	—	$—	$434	$(34,492)	$(34,058)
Net income	—	—	—	5,599	5,599

Balance, March 31, 2025	—	$—	$434	$(28,893)	$(28,459)
Net income	—	—	—	18,698	18,698

Balance, June 30, 2025	—	$—	$434	$(10,195)	$(9,761)
Net income	—	—	—	8,488	8,488
Issuances of Series A preferred shares	2,704,023	47,934	—	—	47,934
Distribution and accretion on Series A preferred shares	—	—	—	(40)	(40)

Balance, September 30, 2025	2,704,023	$47,934	$434	$(1,747)	$46,621

Balance, January 1, 2024	—	$—	$4,865	$(9,699)	$(4,834)
Net loss	—	—	—	(8,405)	(8,405)
Contributions	—	—	325	—	325

Balance, March 31, 2024	—	$—	$5,190	$(18,104)	$(12,914)
Net income	—	—	—	8,398	8,398

Balance, June 30, 2024	—	$—	$5,190	$(9,706)	$(4,516)
Net loss	—	—	—	(11,287)	(11,287)
Distributions	—	—	(4,756)	—	(4,756)

Balance, September 30, 2024	—	$—	$434	$(20,993)	$(20,559)

The accompanying notes are an integral part of these condensed consolidated financial statements.	8

PHOENIX ENERGY ONE, LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$32,785	$(11,294)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization, and accretion	113,392	53,316
Amortization of right-of-use assets	848	445
Amortization of debt discount and debt issuance costs	17,934	11,703
Impairment expense	2,509	528
Unrealized gain on derivatives	(14,113)	(3,545)
Loss on debt extinguishment	1,916	868
Loss on sale of assets	—	564
Changes in operating assets and liabilities:
Accounts receivable	(45,657)	(13,527)
Earnest payments	(13,956)	(16,051)
Accounts payable	21,627	(9,527)
Accrued expenses	4,870	4,684
Other current liabilities	42,192	4,997
Escrow account	(12,612)	(258)
Accrued interest	33,836	19,353
Other	5,046	(2,038)

Net cash provided by operating activities	190,617	40,218

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties and leases	(604,607)	(280,267)
Proceeds from sale of assets	—	6,200
Additions to equipment and other property	(1,433)	(83)

Net cash used in investing activities	(606,040)	(274,150)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuances of debt, net of discount	454,107	384,854
Payments of debt issuance costs	(60,192)	(42,300)
Repayments of debt	(47,477)	(77,196)
Proceeds from preferred equity offering, net of issuance costs	47,931	—
Member’s contributions	—	325
Member’s distributions	—	(4,756)
Payments of deferred closings	(4,308)	(7,896)

Net cash provided by financing activities	390,061	253,031

Net change in cash and cash equivalents	(25,362)	19,099
Cash and cash equivalents at beginning of year	120,814	5,428

Cash and cash equivalents at end of year	$95,452	$24,527

The accompanying notes are an integral part of these condensed consolidated financial statements.	9

PHOENIX ENERGY ONE, LLC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Note 1 – Business
Phoenix Energy One, LLC (“Phoenix Energy”), formerly known as Phoenix Capital Group Holdings, LLC (“Phoenix Capital”), is a Delaware limited liability company focused on oil and gas acquisitions and operations primarily in the Williston Basin, North Dakota/Montana, the Uinta Basin, Utah, the Permian Basin, Texas, the Denver-Julesburg Basin, Colorado/Wyoming and the Powder River Basin, Wyoming. The Company was formed in April 2019 and changed its name from Phoenix Capital Group Holdings, LLC to Phoenix Energy One, LLC in January 2025. As used in these condensed consolidated financial statements, unless the context otherwise requires, references to the “Company,” “we,” “us,” and “our” refer to Phoenix Energy and its consolidated subsidiaries.
The Company’s strategy involves the acquisition of royalty assets, non-operated
working interests, and operated leaseholds for the purpose of exploration, development, production, and sale of crude oil, natural gas, natural gas liquids, and other byproducts conducted through its wholly-owned subsidiaries, Phoenix Operating LLC (“PhoenixOp”), Firebird Services, LLC (“Firebird Services”) and Firebird Marketing, LLC (“Firebird Marketing”). PhoenixOp is a Delaware limited liability company formed in January 2022 to drill, complete and operate wells in the United States. Firebird Services is a Delaware limited liability company formed in October 2023 to perform saltwater disposal services on wells operated by PhoenixOp. Firebird Marketing is a Delaware limited liability company formed in March 2025 to market and sell the Company’s operated production beginning April 2025.
Interim financial presentation
The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for fair presentation, have been included. Interim results are not necessarily indicative of results for a full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2024 (the “2024 annual financial statements”).
Note 2 – Significant Accounting Policies
Basis of preparation and principles of consolidation
The condensed consolidated financial statements include the accounts of Phoenix Energy and its wholly-owned subsidiaries. All intercompany accounts and transactions with and between Phoenix Energy and its wholly-owned subsidiaries have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no effect on the Company’s previously reported results of operations or accumulated deficit.
Liquidity risk and management’s plans
Liquidity risk is the risk that the Company’s cash flows from operations will not be sufficient for the Company to continue operating and discharge its liabilities in the normal course of operations. The Company is exposed to liquidity risk as its continued operation is dependent upon its ability to continue to obtain financing, either in the form of debt or equity, or by continuing to achieve profitable operations in order to satisfy its liabilities as they come due.
As of September 30, 2025, the Company had negative working capital of approximately $222.0 million. The Company expects to repay its financial liabilities in the normal course of operations and to fund future operational and capital requirements through operating cash flows and through issuances of additional debt or equity. Since the balance sheet date and through the date of the filing of these condensed consolidated financial statements, the Company had raised an additional $54.2 million of notes through its investor program (see
Note 7 – Debt
and
Note 16 – Subsequent Events
). Management believes its capital raises through its bond offerings will continue at or above this current pace.

10

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
Revenue from contracts with customers
The Company recognizes its revenues following Accounting Standards Codification (“ASC”) Topic 606,
Revenue from Contracts with Customers
, (“ASC 606”). The Company’s revenues are predominantly derived from contracts for the sale of crude oil, natural gas and NGLs. For crude oil, natural gas and NGLs produced by PhoenixOp, each delivery order is treated as a separate performance obligation that is satisfied at the point in time control of the product transfers to the customer. Revenue is measured as the amount the Company expects to receive in exchange for transferring commodities to the customer. The Company’s commodity sales are typically based on prevailing market-based prices. When deliveries contain multiple products, an observable standalone selling price is generally used to measure revenue for each product. Revenues from product sales are presented separately from post-production expenses, including transportation costs, as the Company controls the operated production prior to its transfer to customers.
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

11

PHOENIX ENERGY ONE, LLC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Impairment of long-lived assets
The Company follows the provisions of ASC 360, Property, Plant, and Equipment (“ASC 360”). ASC 360 requires that long-lived assets be assessed for potential impairment of their carrying values whenever events or changes in circumstances indicate such impairment may have occurred. Proved oil and natural gas properties are evaluated by geologic basin for potential impairment. In accordance with the successful efforts method of accounting, impairment on proved properties is recognized when the estimated undiscounted projected future net cash flows, or evaluation value using expected future prices of a geologic basin are less than its carrying value. If impairment occurs, the carrying value of the impaired geologic basin is reduced to its estimated fair value.
Unproved oil and natural gas properties do not have producing properties and are valued on acquisition by management, with the assistance of an independent expert when necessary. The valuation of unproved oil and gas properties is subjective and requires management to make estimates and assumptions that, with the passage of time, may prove to be materially different from actual results. The unproved basis is periodically evaluated by management to assess whether the value of a property has diminished. Management considers, (i) estimated potential reserves and future net revenues from an independent expert, (ii) its history in exploring the area, (iii) its future drilling plans per its capital drilling program prepared by its reservoir engineers and operations management, and (iv) other factors associated with the area. As reserves are proved through the successful completion of exploratory wells, the cost is transferred to proved properties. If it is determined that it is unlikely for an unproved property to be successfully developed prior to the lease expiration or extension, an impairment of the respective unproved property is recognized in the period in which that determination is made.
Preferred equity
The Company accounts for preferred equity in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”). The Series A Preferred Shares (as defined in
Note 9 – Preferred Equity
)
are not subject to any mandatory redemption and, accordingly, have been classified as permanent equity on the Company’s condensed consolidated balance sheets. Distributions are accrued as contractually obligated and are paid quarterly in arrears, when, as and if declared by the Company’s Board of Directors. The discount associated with the increasing-rate distributions is amortized using the effective interest method over the period preceding the commencement of the perpetual distribution rate. The accretion is recorded as an imputed distribution, recognized through retained earnings, with a corresponding increase to the carrying amount of the preferred equity.
Recently adopted accounting standards
In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). ASU 2023-06 is intended to clarify or improve disclosure and presentation requirements of a variety of topics, which would allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the FASB accounting standard codification with the SEC’s regulations. The amendments in this ASU will be effective for public business entities on the effective date of the SEC’s removal of the related disclosures from Regulation S-X or Regulation S-K, and should be applied prospectively. If the SEC has not removed the applicable requirements from Regulation S-X or Regulation S-K by June 30, 2027, the amendments will not become effective for any entity. The Company adopted the provisions of ASU 2023-06 on July 1, 2025, and the adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.
Recent accounting standards not yet adopted
In November 2024, the FASB issued ASU
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
Accounting pronouncements not listed above were assessed and determined to not have a material impact on the Company’s condensed consolidated financial statements.

12

PHOENIX ENERGY ONE, LLC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Note 3 – Oil and Gas Properties
Oil and gas properties, net consist of the following:

(in thousands)	September 30, 2025	December 31, 2024
Proved oil and natural gas properties (a)	$1,198,752	$687,366
Unproved oil and natural gas properties	502,067	318,855

Total oil and gas properties	1,700,819	1,006,221
Less: Accumulated depletion	(253,654)	(140,376)

Oil and gas properties, net	$1,447,165	$865,845

(a)	Represents proved and undeveloped (i.e., wells in progress) and proved and producing properties.
The Company uses the successful efforts method of accounting for its oil and gas properties. Property acquisition costs are depleted on a units-of-production
basis over total proved reserves, while costs of wells and related equipment and facilities are depleted on a units-of-production
basis over proved developed reserves. Depletion on oil and gas properties was $
45.5
 million and $
15.5
 million for the three months ended September 30, 2025 and 2024, respectively, and $
113.3
 million and $
52.7
 million for the nine months ended September 30, 2025 and 2024, respectively.
Depreciation expense on the Company’s equipment and other property was less than $
0.1
 million for both the three months ended September 30, 2025 and 2024 and less than $
0.1
 million for both the nine months ended September 30, 2025 and 2024.
Impairment expense on the Company’s oil and gas properties was $
2.0
 million and $
0.5
 million for the three months ended September 30, 2025 and 2024, respectively, and $
2.5
 million and $
0.5
 million for the nine months ended September 30, 2025 and 2024, respectively, related to lease expirations and title defects on the Company’s oil and gas properties.
Note 4 – Revenue
The following tables present the Company’s revenues disaggregated by product type and by segment for the periods presented:

	Three Months Ended September 30, 2025
(in thousands)	Mineral and Non- operating	Operating	Securities	Eliminations	Total
Product sales
Crude oil	$—	$110,731	$—	$—	$110,731
Natural gas	—	496	—	—	496
NGL	—	2,534	—	—	2,534

Total product sales	—	113,761	—	—	113,761

Mineral and royalty revenues
Crude oil	28,915	—	—	34	28,949
Natural gas	1,079	—	—	—	1,079
NGL	1,272	—	—	—	1,272

Total mineral and royalty revenues	31,266	—	—	34	31,300

Purchased crude oil sales	—	40,470	—	(34)	40,436
Water services	—	3,308	—	—	3,308
Other revenue	—	—	216	—	216
Intersegment revenue	129	—	37,197	(37,326)	—

Total revenues	$31,395	$157,539	$37,413	$(37,326)	$189,021

13

PHOENIX ENERGY ONE, LLC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended September 30, 2024
(in thousands)	Mineral and Non- operating	Operating	Securities	Eliminations	Total
Product sales
Crude oil	$—	$23,060	$—	$—	$23,060
Natural gas	—	112	—	—	112
NGL	—	751	—	—	751

Total product sales	—	23,923	—	—	23,923

Mineral and royalty revenues
Crude oil	29,681	—	—	—	29,681
Natural gas	1,862	—	—	—	1,862
NGL	2,800	—	—	—	2,800

Total mineral and royalty revenues	34,343	—	—	—	34,343

Water services	—	728	—	—	728
Other revenue	—	—	46	—	46
Intersegment revenue	21	—	19,661	(19,682)	—

Total revenues	$34,364	$24,651	$19,707	$(19,682)	$59,040

	Nine Months Ended September 30, 2025
(in thousands)	Mineral and Non- operating	Operating	Securities	Eliminations	Total
Product sales
Crude oil	$—	$290,371	$—	$—	$290,371
Natural gas	—	1,133	—	—	1,133
NGL	—	3,786	—	—	3,786

Total product sales	—	295,290	—	—	295,290

Mineral and royalty revenues
Crude oil	84,171	—	—	64	84,235
Natural gas	4,374	—	—	—	4,374
NGL	4,562	—	—	—	4,562

Total mineral and royalty revenues	93,107	—	—	64	93,171

Purchased crude oil sales	—	71,300	—	(64)	71,236
Water services	—	8,508	—	—	8,508
Other revenue	—	—	397	—	397
Intersegment revenue	229	—	100,335	(100,564)	—

Total revenues	$93,336	$375,098	$100,732	$(100,564)	$468,602

1

PHOENIX ENERGY ONE, LLC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

	Nine Months Ended September 30, 2024
(in thousands)	Mineral and Non- operating	Operating	Securities	Eliminations	Total
Product sales
Crude oil	$—	$56,216	$—	$—	$56,216
Natural gas	—	225	—	—	225
NGL	—	1,472	—	—	1,472

Total product sales	—	57,913	—	—	57,913

Mineral and royalty revenues
Crude oil	107,712	—	—	—	107,712
Natural gas	4,634	—	—	—	4,634
NGL	7,585	—	—	—	7,585

Total mineral and royalty revenues	119,931	—	—	—	119,931

Water services	—	1,632	—	—	1,632
Other revenue	—	—	74	—	74
Intersegment revenue	84	—	51,455	(51,539)	—

Total revenues	$120,015	$59,545	$51,529	$(51,539)	$179,550

Note 5 – Other Current Assets
The following table summarizes the Company’s other current assets for the periods presented:

(in thousands)	September 30, 2025	December 31, 2024
Derivative assets	$4,959	$101
Prepaid expenses	4,014	3,068
Insurance recovery receivable	—	2,096
Deferred financing costs	—	1,964
Deposits	332	150
Other	18	149

Total	$9,323	$7,528

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
When the Company utilizes crude oil commodity derivative contracts, it expects to enter into put/call collars, fixed swaps or put options to hedge a portion of its anticipated future production. A collar contract establishes a floor and ceiling price on contracted volumes and provides payment to the Company if the index price falls below the floor or requires payment by the Company if the index price rises above the ceiling. A fixed swap contract sets a fixed price and provides payment to the Company if the index price is below the fixed price or requires payment by the Company if the index price is above the fixed price. A put arrangement gives the Company the right to sell the underlying crude oil commodity at a strike price and provides payment to the Company if the index price falls below the strike price. For put arrangements, no payment or receipt occurs if the index price is higher than the strike price. As of September 30, 2025, the Company’s derivatives were comprised of crude oil commodity derivative contracts indexed to the U.S. New York Mercantile Exchange West Texas Intermediate (“NYMEX WTI”). The Company has not designated its derivative contracts for hedge accounting and, as a result, records the net change in the mark-to-market
valuation of the derivative contracts and all payments and receipts on settled derivative contracts in its condensed consolidated statements of operations. All derivative contracts are recorded at fair market value and included in the condensed consolidated balance sheets as assets or liabilities. Derivative assets and liabilities are presented net on the condensed consolidated balance sheets when a legally enforceable master netting arrangement exists with the counterparty.

1

PHOENIX ENERGY ONE, LLC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

As of September 30, 2025, the Company’s open crude oil derivative contracts consisted of the following:

	Settlement Period
(volumes in Bbl and prices in $/Bbl)	2025	2026	2027	2028
Two-Way Collars
Notional Volumes	119,000	367,000	259,000	—
Weighted Average Ceiling Price	$74.39	$71.69	$69.86	$—
Weighted Average Floor Price	$57.82	$56.01	$54.76	$—
Swaps
Notional Volumes	1,495,098	3,852,672	2,278,448	667,398
Weighted Average Contract Price	$62.58	$62.18	$61.85	$60.70
The following table summarizes the gains and losses on derivative instruments included on the condensed consolidated statements of operations and the net cash payments related thereto for the periods presented. Cash flows associated with these non-hedge
designated derivatives are reported within operating activities in the condensed consolidated statements of cash flows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Gain on derivative instruments	$2,065	$3,716	$12,907	$3,630
Net cash receipts on derivatives	943	88	1,317	32
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

1

PHOENIX ENERGY ONE, LLC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

The following tables provide (i) fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis, (ii) the gross amounts of recognized derivative assets and liabilities, (iii) the amounts offset under master netting arrangements with counterparties, and (iv) the resulting net amounts presented in the Company’s condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024. The net amounts are classified as current or noncurrent based on their anticipated settlement dates.

	September 30, 2025
(in thousands)	Balance Sheet Location	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
Assets
Commodity derivatives	Other current assets	$—	$8,617	$—	$8,617	$(3,658)	$4,959
Commodity derivatives	Other noncurrent assets	—	5,022	—	5,022	(2,818)	2,204

Total assets		$—	$13,639	$—	$13,639	$(6,476)	$7,163

Liabilities
Commodity derivatives	Other current liabilities	$—	$(6,164)	$—	$(6,164)	$3,658	$(2,506)
Commodity derivatives	Other noncurrent liabilities	—	(3,280)	—	(3,280)	2,818	(462)

Total liabilities		$—	$(9,444)	$—	$(9,444)	$6,476	$(2,968)

	December 31, 2024
(in thousands)	Balance Sheet Location	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
Assets
Commodity derivatives	Other current assets	$—	$2,138	$—	$2,138	$(2,037)	$101
Commodity derivatives	Other noncurrent assets	—	3,000	—	3,000	(3,000)	—

Total assets		$—	$5,138	$—	$5,138	$(5,037)	$101

Liabilities
Commodity derivatives	Other current liabilities	$—	$(4,574)	$—	$(4,574)	$2,037	$(2,537)
Commodity derivatives	Other noncurrent liabilities	—	(7,858)	—	(7,858)	3,000	(4,858)

Total liabilities		$—	$(12,432)	$—	$(12,432)	$5,037	$(7,395)

1

PHOENIX ENERGY ONE, LLC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Note 7 – Debt
The following table summarizes the Company’s debt for the periods presented:

	Maturity Date
(in thousands)	Earliest Date	Latest Date	Interest Rate (a)	September 30, 2025	December 31, 2024
Fortress Term Loans	—	12/18/2027	Term SOFR + 7.1%	$400,000	$250,000
Unregistered Debt Offerings
Regulation D Bonds	10/10/2025	9/10/2036	5.0% to 14.0%	683,641	497,823
Adamantium Securities	1/10/2029	9/10/2036	13.0% to 16.5%	218,155	135,180
Regulation A Bonds	10/10/2025	12/10/2027	9.0%	59,679	104,884
Exchange Notes	5/10/2028	9/10/2036	9.0% to 12.0%	25,912	—

Total unregistered debt offerings				987,387	737,887
Registered Notes	5/10/2028	9/10/2036	9.0% to 12.0%	18,415	—

Total outstanding debt				1,405,802	987,887

Less: Unamortized debt discount and issuance costs (b)				(133,000)	(89,432)
Less: Current portion of long-term debt				(145,348)	(103,240)

Total long-term debt, net of current portion				$1,127,454	$795,215

(a)	Represents the contractual interest rates as of September 30, 2025.
(b)
Amortized into interest expense using the effective interest method. Write-offs of debt issuance costs associated with the redemption of bonds issued under the Company’s unregistered debt offerings are classified as loss on debt extinguishment in the condensed consolidated statements of operations.

Fortress Credit Agreement
In April 2025, the Company amended the secured credit agreement with Fortress Credit Corp. (the “Fortress Credit Agreement”) and established a new tranche of term loans in an aggregate principal amount of $50.0 million (the “April Fortress Amendment”). The April Fortress Amendment was accounted for as a debt modification, with $25.0 million borrowed upon closing in April 2025 and $25.0 million borrowed in May 2025. In August 2025, the Fortress Credit Agreement was syndicated to include an additional institutional lender and further amended to establish a new tranche of term loans in an aggregate principal amount of $100.0 million (the “August Fortress Amendment”) that was borrowed in full upon closing. Additionally, the August Fortress Amendment established a $6.5 million tranche of loans which represents a contingent principal obligation that is only due and payable (together with accrued interest) upon certain conditions occurring, including payment defaults under the Fortress Credit Agreement or a bankruptcy filing. The August Fortress
Amendment
also revised
the
mandatory repayment schedule such that $200.0
 million of the outstanding principal amount of the term loans under the Fortress Credit Agreement is due by
August 2027,
with the remainder due upon maturity in December 2027. The term loans under the Fortress Credit Agreement bear interest at a rate per annum equal to Term Secured Overnight Financing Rate (“SOFR”) plus a margin of
7.10%. Proceeds are to be used to finance the development of the Company’s oil and gas properties in accordance with the approved plan of development provided in the Fortress Credit Agreement.
The Company had an aggregate principal amount outstanding of $400.0 million and $250.0 million under the Fortress Credit Agreement as of September 30, 2025 and December 31, 2024, respectively. The all-in
interest rate for the term loans under the Fortress Credit Agreement was
11.4
%

and 11.7
% at September 30, 2025 and December 31, 2024, respectively. The Fortress Credit Agreement contains various customary covenants, including financial covenants that require the Company to maintain ratios around its maximum total secured leverage, minimum asset coverage, and working capital as of the last day of each calendar month or fiscal quarter, as the case may be. On October 27, 2025, subsequent to the balance sheet date, the Company executed an amendment of the Fortress Credit Agreement, which provided a waiver of default on its current ratio as of September 30, 2025. The Company has also entered into hedges covering at least
75.0
% of the initially anticipated monthly production of crude oil from the Company’s proved developed reserves for a
36-month
period, pursuant to the terms of the Fortress Credit Agreement. See
Note 6 – Derivatives
.

1

PHOENIX ENERGY ONE, LLC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Registered Notes
In October 2024, the Company filed a registration statement on Form
S-1
(the “Registration Statement”) with the SEC, which was declared effective in May 2025, with respect to the continuous offering of up to $750.0 million aggregate principal amount of the Company’s senior subordinated notes (the “Registered Notes”) with maturity dates ranging from three to eleven years from the issue date and interest rates ranging from 9.0% to 12.0% per annum.
The Registered Notes are contractually senior to bonds sold pursuant to offerings under Rule 506(c) of Regulation D under the Securities Act (the “Regulation D Bonds”) that commenced in December 2022 (the “December 2022 506(c) Bonds”) and August 2023 (the “August 2023 506(c) Bonds”), and subordinated to the term loans under the Fortress Credit Agreement, the Adamantium Securities and Regulation D Bonds whose offerings commenced in October 2020 and July 2022. The Registered Notes contain customary events of default and may be redeemed at the option of the Company at any time without premium or penalty. The holders of Registered Notes also have a right to request redemption of their notes in certain circumstances at a discount to par, subject to a limit of
 10% of the then-outstanding principal amount of the applicable series in any given calendar year. As of September 30, 2025, the Company had $18.4 million of aggregate principal amount outstanding of the Registered Notes.
Unregistered Debt Offerings
Regulation D Bonds
In May 2025, the Company approved an increase to the maximum offering amount of the August 2023 506(c) Bonds from $750.0 million to $1,500.0 million. The August 2023 506(c) Bonds are unsecured bonds offered and sold pursuant to an offering under Rule 506(c) of Regulation D that commenced in August 2023 with maturity dates ranging from one to eleven years from the issue date and interest rates ranging from 9.0% to 14.0% per annum. As of September 30, 2025 and December 31, 2024
, the Company had $683.6 million

and $497.8 million
of aggregate principal amount outstanding of the Regulation D Bonds
, respectively
.
Regulation A Bonds and Exchange Notes
In May 2025, the Company entered into an indenture to issue to holders of its unsecured three-year 9.0% bonds offered and sold pursuant to an offering under Regulation A promulgated under the Securities Act that commenced in December 2021 and terminated in December 2024 (the “Regulation A Bonds”), unsecured senior subordinated obligations in an offering exempt from registration under Section 3(a)(9) and/or 4(a)(2) of the Securities Act (the “Exchange Notes”). The Exchange Notes have maturities of three, five, seven, and/or eleven years and interest rates ranging from 9.0% to 12.0% per annum. As of September 30, 2025, $25.9 million aggregate principal amount of the Regulation A Bonds were exchanged to Exchange Notes
,
and $59.7 million of the Regulation A Bonds remained outstanding.
Adamantium Securities
In September 2023, the Company, through its wholly-owned subsidiary, Adamantium, commenced an offering of bonds exempt from registration pursuant to Rule 506(c) of Regulation D (the “Adamantium Bonds”). The Adamantium Bonds offer high net worth individuals a debt instrument that is unsecured but structurally senior to other bonds sold by the Company under Regulation A and Regulation D. The Adamantium Bonds have maturity terms that range from five to eleven years and bear interest ranging from 13.0% to 16.0% per annum. In November 2024, Adamantium issued a $7.0 million seven-year promissory note to an investor bearing interest at 16.5% per annum (the “Adamantium Secured Note” and, together with the Adamantium Bonds, “the Adamantium Securities”). The Adamantium Securities contain customary events of default and may be redeemed at the option of Adamantium at any time without premium or penalty. The holders of Adamantium Bonds also have a right to request redemption of their bonds in certain circumstances at a discount to par, subject to a limit of 10% of the then-outstanding principal amount of Adamantium Bonds in any given calendar year. The holder of the Adamantium Secured Note has the right to request redemption of its note at par, subject to a limit of $5.0 million in aggregate principal amount of the Adamantium Secured Note in any
12-month
period. As of September 30, 2025
 and December 31, 2024
, the Company had $218.2 million

and $135.2 million
of aggregate principal amount outstanding of the Adamantium Securities
, respectively
.

PHOENIX ENERGY ONE, LLC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Interest Expense on Debt
The following table summarizes the total interest costs incurred on the Company’s debt:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Stated interest	$43,165	$26,172	$113,005	$57,571
Amortization of debt discount and debt issuance costs	6,530	4,051	17,934	11,703

Total interest cost	49,695	30,223	130,939	69,274
Capitalized interest	(10,879)	(4,022)	(19,249)	(8,158)

Total interest expense, net	$38,816	$26,201	$111,690	$61,116

Note 8 – Other Current Liabilities
The following table summarizes the Company’s other current liabilities for the periods presented:

(in thousands)	September 30, 2025	December 31, 2024
Revenue payable	$38,133	$4,441
Production taxes payable	8,725	—
Advances from joint interest partners	5,577	4,105
Accrued interest	4,219	1,746
Unredeemed matured bonds	2,570	1,338
Derivative liabilities	2,506	2,537
Asset retirement obligations	483	165
Other	1,450	1,548

Total	$63,663	$15,880

In circumstances where the Company serves as the operator, the Company receives production proceeds from purchasers and distributes revenue to royalty owners and working interest owners based on their ownership interests. Production proceeds that the Company has not yet distributed are reflected as revenue payable and classified as a component of other current liabilities in the condensed consolidated balance sheets. Production taxes payable represents production taxes assessed on the Company’s operated volumes that have been incurred but not yet remitted as of the balance sheet date. Additionally, working interest owners who participate in our wells may elect to prepay a portion of the estimated drilling and completion costs. For such advances, a liability is recorded and subsequently reduced as the associated work is performed and billed to the working interest owners.
Note 9 – Preferred Equity
In September 2025, the Company completed its offering of the Series A Cumulative Redeemable Preferred Shares (the “Series A Preferred Shares”) pursuant to Regulation A promulgated under the Securities Act of 1933
,
as amended
,
which shares were listed on the NYSE American under the ticker symbol PHXE.P and commenced trading on September 30, 2025.

The Company sold an aggregate of 2,704,023 Series A Preferred Shares at closing, which represented $67.6 million in initial liquidation preference at a public offering price of $20.00 per share for gross proceeds of $54.1 million. Offering costs of $6.2 million were recorded as a reduction of the gross proceeds.
Voting Rights
Holders of the Series A Preferred Shares generally have no voting rights. However, if the Company does not pay distributions on the Series A Preferred Shares for six or more quarterly distribution periods (whether or not consecutive), the holders of the Series A Preferred Shares will be entitled to vote for the election of two additional directors to serve on the Board of Directors until the Company pays, or declares and sets aside funds for the payment of, all distributions that the Company owes on the Series A Preferred Shares.

2
0

PHOENIX ENERGY ONE, LLC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Dividend Rights
The Series A Preferred Shares rank senior to all classes of equity securities issued by the Company (including common equity) and are junior to all existing and future indebtedness of the Company. Holders of the Series A Preferred Shares are entitled to receive cumulative cash distributions based on the initial liquidation preference of $25.00 per share, accruing from the initial issuance date and, when, as and if declared by the Company’s Board of Directors, payable quarterly in arrears on January 15, April 15, July 15, and October 15 of each year, beginning on October 15, 2025. The annual distribution rate is 10.0% for the first three year-period, 10.5% in the fourth year, and 11.0% in the fifth year and thereon. As of September 30, 2025, $0.3 million of Series
A Preferred distributions equal to $0.11111 per share had been declared and scheduled to be paid on October 15, 2025 to the holders on record as of October 1, 2025.
Liquidation Rights
In the event of the Company’s voluntary or involuntary liquidation, dissolution, or winding up, the holders of the Series A Preferred Shares will generally have the right to receive the initial liquidation preference of $25.00 per Series A Preferred Share, plus any accumulated and unpaid distributions.
Redemption Rights
The Series A Preferred Shares are not redeemable at the option of the holders. The Series A Preferred Shares, are, however, redeemable at the Company’s option, in whole or in part, at a cash redemption price of $27.50 per share, plus any accumulated and unpaid distributions.
Conversion
The Series A Preferred Shares are not convertible or exchangeable for any securities or property of the Company.
Note 10 – Equity-Based Compensation
The Company’s parent, Phoenix Equity Holdings, LLC (“Phoenix Equity”), has granted equity awards to employees of the Company under the 2024 Long-Term Incentive Plan (the “2024 Incentive Plan”). The 2024 Incentive Plan provides for the issuance of 900,000 Class A Units, 2,813,900 Class B Units and 1,000,000 Phantom Units. As of September 30, 2025, Phoenix Equity had issued all authorized Class A Units and Class B Units and 30,500 Phantom Units under the 2024 Incentive Plan.
A summary of the activity under the 2024 Incentive Plan for the nine months ended September 30, 2025 is presented below.

	Number of Units	Weighted Average Per Share Grant Date Fair Value
Nonvested at December 31, 2024	3,175,150	$55.74
Granted - Phantom Units	30,500	55.81
Vested	—	—
Forfeited	—	—

Nonvested at September 30, 2025	3,205,650	$55.74

During the nine months ended September 30, 2025, Phoenix Equity granted 30,500 Phantom Unit awards contingent on the achievement of a performance condition, all of which will vest only upon the Company undergoing a liquidity event (e.g., change in control). No compensation cost will be recognized for the Phantom Unit awards until a liquidity event occurs. The Company has elected to account for forfeitures as they occur.

2
1

PHOENIX ENERGY ONE, LLC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

As of September 30, 2025, there was $178.7 million of total unrecognized compensation cost related to nonvested equity awards granted under the 2024 Incentive Plan, measured based on the fair value of the awards; that cost is expected to be recognized at the time a liquidity event occurs.
The fair value of each unit granted under the 2024 Incentive Plan was valued on the date of grant under an independent third-party valuation, which included a combination of an income approach, based on the present value of estimated future cash flows, and a market approach based on market data of comparable businesses. The weighted average assumptions used in the valuation of performance unit awards granted for the nine months ended September 30, 2025, are presented in the table below:

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
Note 11 – Related Parties
Debt Offerings
Certain of the Company’s officers and their family members participate in the Company’s unregistered debt offerings. During the nine months ended September 30, 2025 and 2024, these officers and their family members purchased, in aggregate, 1,104 and 4,208 of the combined Regulation A Bonds and Regulation D Bonds for a total purchase price of $1.1 million and $4.2 million, respectively. As of September 30, 2025 and December 31, 2024, there were 3,951 and 2,860 of bonds outstanding with carrying values of $4.0 million and $2.9 million, respectively. Interest expense attributable to these securities was $0.1 million for both the three months ended September 30, 2025 and 2024, and $0.4 million for both the nine months ended September 30, 2025 and 2024.
Lion of Judah
The Company paid interest expense to a financial institution on behalf of Lion of Judah related to a certain financing agreement between Lion of Judah and the financial institution of less than $0.1 million for both the three months ended September 30, 2025 and 2024, and less than $0.1 million and less than $
0.2
 million for the nine months ended September 30, 2025 and 2024, respectively. Interest payments made by the Company on behalf of Lion of Judah are discretionary in nature.

2
2

PHOENIX ENERGY ONE, LLC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Note 12 – Leases
The Company leases its office facilities primarily under noncancelable multi-year operating lease agreements.
The following table shows the line item classification of the Company’s right-of-use
assets and lease liabilities on the Company’s condensed consolidated balance sheets:

(in thousands)	Line item	September 30, 2025	December 31, 2024
Right-of-use assets – operating	Right of use assets, net	$9,814	$6,010

Total right-of-use assets		$9,814	$6,010

Current operating lease liabilities	Current operating lease liabilities	$1,149	$656
Noncurrent operating lease liabilities	Operating lease liabilities	9,918	5,860

Total lease liabilities		$11,067	$6,516

Operating lease cost of $1.1 million and $0.6 million for the three months ended September 30, 2025 and 2024, respectively, and $2.3 million and $1.2 million for the nine months ended September 30, 2025 and 2024, respectively, was classified as a component of selling, general, and administrative expense on the condensed consolidated statements of operations.
Note 13 – Commitments and Contingencies
For a summary of the Company’s lease obligations, see
Note 12 – Leases
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
Drilling Rig Contracts
The Company may enter into drilling rig contracts in the ordinary course of business to procure drilling services for wells operated by PhoenixOp. The contracts are short-term and provide a daily operating rate as consideration for services performed by the third-party provider. The contracts provide for termination at the election of the Company but may include an early termination payment if the contract is terminated prior to the expiration of the fixed term.
Natural Gas Processing Contracts
The Company has entered into contracts for mobile cryogenic gas processing units to process raw gas, produce and store NGLs, and compress residue natural gas at wells operated by PhoenixOp. The contracts range from 6 months to 36 months and provide monthly facility and service fees as consideration for services performed by the third-party provider. As of September 30, 2025, the Company was subject to $7.2 million of commitments under these contracts.

2
3

PHOENIX ENERGY ONE, LLC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Note 14 – Supplemental Cash Flow Information
The following table summarizes supplemental information to the condensed consolidated statements of cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Supplemental disclosure of cash flow information:
Cash interest paid, net of capitalized interest	$66,987	$28,546
Cash paid for operating leases	940	676
Supplemental disclosure of non-cash transactions:
Capital expenditures in accounts payable and accrued and other liabilities	$132,903	$33,994
Modification of right-of-use asset and lease liability	1,985	451
Right-of-use asset obtained in exchange for lease liability	2,667	—
Unpaid property acquisition costs in deferred closings	4,651	1,149
Series A Preferred Shares distributions declared but unpaid	37	—
Series A Preferred Shares discount accretion	3	—
Note 15 – Segments
Segment operating profit is used as a performance metric by the Chief Operating Decision Maker (“CODM”) in determining how to allocate resources and assess performance as this measure provides insight into the segments’ operations and overall success of a segment for a given period. Segment operating profit is calculated as total segment revenue less operating costs attributable to the segment, which includes allocated corporate costs that are overhead in nature and not directly associated with the segments, such as certain general and administrative expenses, executive or shared-function payroll costs and certain limited marketing activities. Corporate costs are allocated to the segments based on usage and headcount, as appropriate. Segment operating profit excludes other income and expense, such as interest expense, interest income, gain on derivatives, loss on debt extinguishment, even though these amounts are allocated to the segments and provided to the CODM. Transactions between segments are accounted for on an accrual basis and are eliminated upon consolidation. Interest expense is allocated to the segments based on the carrying value of the oil and gas properties owned by the respective segment at the balance sheet date, and interest income and gain on derivatives are allocated using the same basis as corporate costs.
The following table summarizes segment operating profit and reconciliation to net income (loss) for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Segment operating profit
Mineral and Non-operating	$5,126	$12,078	$22,291	$41,873
Operating	44,258	2,961	120,424	13,208
Securities	34,083	16,126	89,749	43,118
Eliminations	(37,197)	(19,661)	(100,335)	(51,455)

Total segment operating profit	46,270	11,504	132,129	46,744

Interest income	303	261	1,355	316
Interest expense, net	(38,816)	(26,201)	(111,690)	(61,116)
Gain on derivatives	2,065	3,716	12,907	3,630
Loss on debt extinguishment	(1,334)	(567)	(1,916)	(868)

Net income (loss)	$8,488	$(11,287)	$32,785	$(11,294)

2
4

PHOENIX ENERGY ONE, LLC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

The following tables present financial information by segment for the three and nine months ended September 30, 2025 and 2024 and as of September 30, 2025 and December 31, 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Significant expenses
Mineral and Non-operating
Cost of sales	$6,929	$7,017	$18,239	$22,273
Depreciation, depletion, amortization, and accretion	10,286	8,552	25,640	36,518
Selling, general, and administrative	4,742	4,029	14,476	10,072
Payroll and payroll-related	2,325	2,166	10,181	8,135
Other segment items (a)	1,987	522	2,509	1,144
Operating
Cost of sales	$36,120	$10,411	$87,162	$18,145
Depreciation, depletion, amortization, and accretion	35,264	6,989	87,752	16,798
Purchased crude oil expenses	39,623	—	69,975	—
Selling, general, and administrative	24	2,781	3,118	7,059
Payroll and payroll-related	2,250	1,515	6,667	4,283
Other segment item (b)	—	(6)	—	52
Securities
Advertising and marketing	$694	$201	$1,531	$246
Selling, general, and administrative	774	2,131	3,841	4,921
Payroll and payroll-related	1,862	1,249	5,611	3,244
Interest expense
Mineral and Non-operating	$25,842	$15,296	$71,816	$41,467
Operating	12,974	10,905	39,874	19,649
Securities	37,197	19,661	100,335	51,455
Eliminations	(37,197)	(19,661)	(100,335)	(51,455)

Total interest expense, net	$38,816	$26,201	$111,690	$61,116

Capital expenditures
Mineral and Non-operating	$81,533	$45,761	$218,334	$144,205
Operating	186,252	48,862	408,973	141,423
Eliminations	(10,813)	(228)	(21,267)	(5,278)

Total capital expenditures	$256,972	$94,395	$606,040	$280,350

(a)	Other segment items include advertising and marketing expense, loss on sale of assets, and impairment expense.
(b)	Other segment item includes advertising and marketing expense.

2
5

PHOENIX ENERGY ONE, LLC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

(in thousands)	September 30, 2025	December 31, 2024
Assets
Mineral and Non-operating	$1,244,829	$898,300
Operating	755,453	332,721
Securities	3,619	6,918
Eliminations	(363,427)	(208,869)

Total assets	$1,640,474	$1,029,070

The following tables summarize the Company’s oil and natural properties by proved and unproved properties, location and by segment (before accumulated depletion):

	September 30, 2025
(in thousands)	Mineral and Non-operating	Operating	Securities	Eliminations	Consolidated Total
Oil and natural gas properties, proved
Williston Basin	$222,580	$812,219	$—	$—	$1,034,799
Powder River Basin	52,095	—	—	—	52,095
Denver-Julesburg	47,491	—	—	—	47,491
Permian Basin	20,182	—	—	—	20,182
Marcellus	1,306	—	—	—	1,306
Uinta Basin	41,187	—	—	—	41,187
Other	1,692	—	—	—	1,692

Total proved properties	$386,533	$812,219	$—	$—	$1,198,752

Oil and natural gas properties, unproved
Williston Basin	$372,273	$7,681	$—	$—	$379,954
Powder River Basin	36,084	—	—	—	36,084
Denver-Julesburg	35,161	—	—	—	35,161
Permian Basin	6,680	—	—	—	6,680
Uinta Basin	42,352	—	—	—	42,352
Other	1,836	—	—	—	1,836

Total unproved properties	$494,386	$7,681	$—	$—	$502,067

2
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

Note 16 – Subsequent Events
In October 2025, the Company paid cash distributions totaling $0.3 million to holders of its Series A Preferred Shares, pursuant to distributions declared by the Company’s Board of Directors in September 2025.
In October 2025, the Company amended the Fortress Credit Agreement (the “Amendment”) and established a new tranche of term loans in an aggregate principal amount of $350.0 million, with $50.0 million borrowed upon closing of the Amendment
and up to $300.0 million available to be funded on a discretionary basis on a delayed draw term loan during a specific availability period as set forth in the Amendment. The Amendment changed the maturity date to October 27, 2028 and revised the mandatory repayment schedule such that $225.0 million plus 50% of the aggregate principal amount of the new $300.0 million delayed draw term loan borrowed is due October 31, 2027
. The Amendment also revised certain covenants contained in the Fortress Credit Agreement and added a $5.0 million quarterly limit on the amount of Series A Preferred Shares that the Company may redeem, which may be reduced by the amount of cash payments made during such quarter to the extent related to refinancing transactions on the Company’s outstanding bonds as described in the Amendment. Proceeds will be used to finance the development of the Company’s oil and gas properties in accordance with the approved plan of development provided in the Fortress Credit Agreement.
In October and November 2025, the Company entered into additional fixed swap contracts for a total notional volume of 3.0 million Bbls at a weighted average contract price of $59.86 with settlement dates through September 2028. The notional volumes are scheduled to settle as follows: 0.3 million Bbls in 2025, 1.0 million Bbls in 2026, 0.6 million Bbls in 2027 and 1.1 million Bbls in 2028. These commodity derivative contracts were executed pursuant to the Company’s debt covenant requirements under the amended Fortress Credit Agreement.
The Company is continuing to raise debt capital under its exempt and registered debt offerings. Since the balance sheet date and through the date of filing of these condensed consolidated financial statements, the Company issued approximately $54.2 million of debt securities under these offerings.

2
7

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

Overview

We operate in the oil and gas industry and execute on a three-pronged strategy involving (i) direct drilling operations of operated working interests, (ii) the acquisition of royalty assets, and (iii) the acquisition of non-operated working interest assets. Our direct drilling operations are currently primarily focused on development efforts in the Williston Basin in North Dakota and Montana. Our royalty and working interest acquisitions center around a variety of assets, including mineral interests, leasehold interests, overriding royalty interests, and perpetual royalty interests. These efforts have historically targeted assets in the Williston, Permian, Powder River, Uinta, and Denver-Julesburg Basins. We are agnostic as to geography and prioritize operational and asset potential when executing on our strategy.

As of September 30, 2025, we have completed 4,998 acquisitions from landowners and other mineral interest owners since 2019, and currently retain approximately 556,323 NRAs in mineral holdings and 612,009 NMAs in leasehold assets. Additionally, we commenced direct drilling operations and spudded our first wells in the third quarter of 2023 and, as of September 30, 2025, we had drilled a total of 93.0 gross and 84.7 net producing development and injection wells. We expect these direct drilling operations to be a core component of our business strategy going forward.

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

Following the acquisition of an asset, we typically share in the proceeds of the natural resources extracted and sold by a third-party exploration and production (“E&P”) operator. For certain assets, we operate our own direct drilling operations through PhoenixOp.

For the three months ended September 30, 2025 and 2024, we had revenue of $189.0 million and $59.0 million, respectively, net income of $8.5 million and net loss of $11.3 million, respectively, and EBITDA of $92.6 million and $30.2 million, respectively. For the nine months ended September 30, 2025 and 2024, we had revenue of $468.6 million and $179.6 million, respectively, net income of $32.8 million and net loss of $11.3 million, respectively, and EBITDA of $256.5 million and $102.8 million, respectively. As of September 30, 2025 and December 31, 2024, we had total assets of $1,640.5 million and $1,029.1 million, respectively, total liabilities of $1,593.9 million and $1,063.1 million, respectively (inclusive of total indebtedness of $1,405.8 million and $987.9 million, respectively), and accumulated deficit of $1.7 million and $34.5 million, respectively. Through 2024, we incurred a significant amount of debt in order to accelerate the growth of our business by acquiring additional assets and establishing our direct drilling operations. As a result, our cash flows from operations alone would not have been sufficient to service required cash interest and principal payment obligations under our then-existing debt in 2024. During the nine months ended September 30, 2025, we continued to incur additional debt. Furthermore, as of December 31, 2024, we estimated that we would need to make approximately $749.3 million and $3,224.8 million in capital expenditures to develop all our proved and probable undeveloped reserves, respectively, and that we would need to raise approximately $658.9 million in additional capital through the end of 2028 to fund such development. Although we expect our cash flows from operations to be sufficient to service cash interest and principal payment obligations under our debt for the foreseeable future, there can be no assurance as to the sufficiency of our cash flows for that purpose, and we do not expect such cash flows alone to be adequate to fund both our debt service obligations and the development of our reserves. Therefore, we expect to require additional capital to fund our growth and may require additional liquidity to service our debt. As a result, we may use the proceeds of additional debt, including the Registered Notes, to make interest and principal payments on our existing debt. See “Risk Factors—Risks Related to Our Business and Operations—The acquisition and development of our properties, directly or through our third-party E&P operators, will require substantial capital, and we and our third-party E&P operators may be unable to obtain needed capital or financing on satisfactory terms or at all, including as a result of increases in the cost of capital resulting from Federal Reserve policies in the past few years and otherwise,” “Risk Factors—Risks Related to Our Indebtedness—Despite our current level of indebtedness, we will still be able to incur substantially more debt. This could further exacerbate the risks to our financial condition described above,” and “Risk Factors—Risks Related to Our Indebtedness—We may not be able to generate sufficient cash to service all of our existing and future indebtedness, including the Registered Notes, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.”

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

Sources of Our Revenue

Our revenues have historically primarily constituted mineral and royalty payments received from our E&P operators based on the sale of crude oil, natural gas, and NGL production from our interests. In 2024, we commenced sales of crude oil, natural gas, and NGL and began generating product sales in our operating segment through our wholly owned subsidiary, PhoenixOp, which was formed for the purposes of drilling, extracting, and operating producing wells. Product sales accounted for over 60.2% and 63.0% of our total revenues for the three and nine months ended September 30, 2025, respectively, and we expect to derive a greater portion of our total revenues from product sales of crude oil, natural gas, and NGL in the future. Our revenues may vary significantly from period to period because of changes in commodity prices, production mix, and volumes of production sold by our E&P operators, including PhoenixOp.

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

Principal Components of Our Cost Structure

As a non-operated working interest owner, we may incur lease operating expenses and for both royalty and non-operated working interest ownership, our proportionate share of production, severance, and ad valorem taxes. In these circumstances, revenues are recognized net of production taxes and post-production expenses. Through PhoenixOp’s operations, we also incur certain production costs, including gathering, processing, and transportation costs, which are presented as a component of cost of sales on our consolidated statements of operations. Shared corporate costs that are overhead in nature and not directly associated with any one of our segments, including certain general and administrative expenses, executive or shared-function payroll costs, and certain limited marketing activities, are allocated to our segments based on usage and headcount, as appropriate. Cost of sales and depreciation, depletion, and amortization are not applicable to the securities segment.

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

Production Costs

Production costs include gathering, processing, and transportation costs that we incur to gather and transport our oil and gas production to a point of sale. We generally expect that these costs will increase as our activities in our operating segment increase and as our oil and gas operating activities result in increased production volumes. For example, our production costs increased throughout 2024 and 2025 as our oil and gas operating activities came online and PhoenixOp operated production from our first operated properties.

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

Commodity Prices

Historically, oil, natural gas, and NGL prices have been volatile and may continue to be volatile in the future. During the past five years, the posted price for U.S. New York Mercantile Exchange West Texas Intermediate (“NYMEX WTI”) has ranged from a low of negative $36.98 per barrel in April 2020 to a high of $123.64 per barrel in March 2022. Over the same period, the Henry Hub spot market for natural gas has ranged from a low of $1.21 per MMBtu in November 2024 to a high of $23.86 per MMBtu in February 2021. Lower prices may not only decrease our revenues, but also potentially the amount of oil, natural gas, and NGL that our operators can produce economically. See “Risk Factors—Risks Related to Our Business and Operations—Our business is sensitive to the price of oil and gas, and sustained declines in prices may adversely affect our financial position, financial results, cash flows, access to capital, and ability to grow.”

Oil. The substantial majority of our oil production is sold at prevailing market prices, which fluctuate in response to many factors that are outside of our control. The majority of our oil production is priced at the prevailing market price with the final realized price affected by both quality and location differentials. The chemical composition of crude oil plays an important role in its refining and subsequent sale as petroleum products. As a result, variations in chemical composition relative to the benchmark crude oil, usually NYMEX WTI, will result in price adjustments, which are often referred to as quality differentials. The characteristics that most significantly affect quality differentials include the density of the oil, as characterized by its American Petroleum Institute gravity, and the presence and concentration of impurities, such as sulfur. Location differentials generally result from transportation costs based on the produced oil’s proximity to consuming and refining markets and major trading points.

Natural Gas. The NYMEX WTI price quoted at Henry Hub is a widely used benchmark for the pricing of natural gas in the United States. The actual prices realized from the sale of natural gas differ from the quoted NYMEX WTI price as a result of quality and location differentials. Quality differentials result from the heating value of natural gas measured in Btu and the presence of impurities, such as hydrogen sulfide, carbon dioxide, and nitrogen. Natural gas containing ethane and heavier hydrocarbons has a higher Btu value and will realize a higher volumetric price than natural gas that is predominantly methane, which has a lower Btu value. Natural gas with a higher concentration of impurities will realize a lower price due to the presence of the impurities in the natural gas when sold or the cost of treating the natural gas to meet pipeline quality specifications. Natural gas, which currently has limitations on transportation in certain regions, is subject to price variances based on local supply and demand conditions and the cost to transport natural gas to end-user markets.

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

Supply, Demand, Market Risk, and Their Impact on Oil Prices

Commodity prices are a significant factor impacting our revenues, profitability, operating cash flows, the amount of capital we invest in our business, and redemption of our debt. During the period from January 1, 2021 through September 30, 2025, prices for crude oil reached a high of $123.64 per Bbl and a low of $47.47 per Bbl. Over the same time period, natural gas prices reached a high of $23.86 per MMBtu and a low of $1.21 per MMBtu. These prices experience large swings, sometimes on a day-to-day or week-to-week basis. For the nine months ended September 30, 2025, the average NYMEX WTI crude oil and natural gas prices were $67.31 per Bbl and $3.45 per MMBtu, respectively, representing a decrease of 14.3% and an increase of 63.7%, respectively, from the average NYMEX WTI prices during the nine months ended September 30, 2024.

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

We also continue to monitor the impact of the tariffs announced by the United States federal government in 2025. While there is significant uncertainty as to the duration of these and any further tariffs, and the impacts these tariffs and any corresponding retaliatory tariffs will have on the oil and gas industry and on commodity prices, we do not currently expect that the financial impact of the tariffs will be material to capital expenditures or operating expenses in 2025. We expect the primary impact of the tariffs to be on certain drilling input costs, such as steel casing.

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

PhoenixOp

Our wholly owned subsidiary, PhoenixOp, was formed to manage and conduct drilling, extraction, and related oil and gas operating activities. PhoenixOp commenced the spudding of its first wells in the third quarter of 2023. The first five wells completed by PhoenixOp began production in the first quarter of 2024, and the next five wells began production in the second quarter of 2024. As of September 30, 2025, PhoenixOp placed an additional 68 wells in production, and had 42 wells in various stages of development. In PhoenixOp’s first full year of production, product sales revenue was $125.6 million. For the nine months ended September 30, 2025, PhoenixOp’s operations increased, and its product sales revenue was $295.3 million. As more wells continue to commence production, and more properties are contributed to PhoenixOp for potential future drilling activities, we expect to derive a greater portion of our total revenues from PhoenixOp and our operating segment. We believe these operations represent a significant source of potential revenue growth. In addition, as PhoenixOp is an E&P operator, it incurs greater operating costs related to drilling, extraction, and related oil and gas operating activities than our mineral and non-operating activities. As a result, we expect our operating costs to increase as PhoenixOp’s operations expand and become a greater portion of our overall business. These operations continue to execute well against our business plan and we expect these trends to continue through the remainder of 2025. We are currently monitoring PhoenixOp operations and industry developments in light of recent changes in the commodity price environment. While we believe these operations are well-positioned to navigate a lower-price environment, we may reduce operations, such as reducing rigs or completion crews, in response to prolonged periods of decreased commodity prices, which would reduce our revenue generated by PhoenixOp and could have an adverse effect on our business, financial condition, results of operations, and cash flows from operations.

Results of Operations

Third Quarter 2025 Financial and Operational Highlights

•

In August 2025, the Fortress Credit Agreement was amended to syndicate the facility to include an additional institutional lender and to increase the borrowing capacity by $100.0 million, which was borrowed in full upon closing.

•

We closed our initial public offering of the Series A Cumulative Redeemable Preferred Shares and sold an aggregate of 2,704,023 shares, representing $67.6 million in initial liquidation preference at a public offering price of $20.00 per share for gross proceeds of $54.1 million.

•

Our wholly-owned subsidiary, PhoenixOp, became the first operator in the Williston Basin to drill five four-mile lateral wells from a single pad. One of these wells, the Nystuen 20-17-8-5-1H, achieved a total lateral length of 20,797.5 feet, representing the longest drilled lateral in the Williston Basin as of such date. The Nystuen wells were completed in September 2025.

•

In August 2025, PhoenixOp commenced drilling activities on our Willow Gray pad, consisting of six four-mile lateral wells. Once completed, we will be the first operator in the Williston Basin to drill six four-mile laterals from a single pad location. Two of these six wells were drilled in fewer than 10 days, with the fastest well drilled in only 9.29 days, representing the fastest four-mile well drilled in the Williston Basin as of such date.

•

In August 2025, PhoenixOp commissioned both the Daniel Ferrari and Willer pads. The Daniel Ferrari wells were the longest laterals drilled by us to date, with two wells extending approximately 3.75 miles. Between the Daniel Ferrari and Willer pads, we achieved our highest initial production rates to date, with peak daily oil production of 1,153 and 1,100 barrels of oil, respectively.

•

The Willer pad wells represent the lowest cost per well in our portfolio to date, with an average cost of approximately $6.3 million per well, or $1.4 million below budget, resulting in total project savings of approximately $8.6 million.

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

The following table summarizes our consolidated results of operations for the periods indicated:

	Three Months Ended September 30,		Change
(in thousands)	2025	2024	$	%
Revenues
Product sales	$113,761	$23,923	$89,838	375.5%
Mineral and royalty revenues	31,300	34,343	(3,043)	(8.9)%
Purchased crude oil sales	40,436	—	40,436	NM
Water services	3,308	728	2,580	354.4%
Other revenue	216	46	170	369.6%

Total revenues	189,021	59,040	129,981	220.2%

Operating expenses
Cost of sales	42,920	17,407	25,513	146.6%
Depreciation, depletion, amortization, and accretion	45,550	15,541	30,009	193.1%
Purchased crude oil expenses	39,623	—	39,623	NM
Selling, general, and administrative	5,540	8,941	(3,401)	(38.0)%
Payroll and payroll-related	6,437	4,930	1,507	30.6%
Advertising and marketing	694	189	505	267.2%
Impairment expense	1,987	528	1,459	276.3%

Total operating expenses	142,751	47,536	95,215	200.3%

Income from operations	46,270	11,504	34,766	302.2%

Other income (expense)
Interest income	303	261	42	16.1%
Interest expense, net	(38,816)	(26,201)	(12,615)	(48.1)%
Gain on derivatives	2,065	3,716	(1,651)	(44.4)%
Loss on debt extinguishment	(1,334)	(567)	(767)	(135.3)%

Total other expenses	(37,782)	(22,791)	(14,991)	(65.8)%

Net income (loss)	$8,488	$(11,287)	$19,775	175.2%

NM – not meaningful.

The following tables summarize our segment operating profit for the periods indicated:

	Three Months Ended September 30, 2025
(in thousands)	Mineral and Non-operating	Operating	Securities	Eliminations	Total
Total revenues	$31,395	$157,539	$37,413	$(37,326)	$189,021
Total operating expenses	(26,269)	(113,281)	(3,330)	129	(142,751)

Segment operating profit	$5,126	$44,258	$34,083	$(37,197)	$46,270

	Three Months Ended September 30, 2024
(in thousands)	Mineral and Non-operating	Operating	Securities	Eliminations	Total
Total revenues	$34,364	$24,651	$19,707	$(19,682)	$59,040
Total operating expenses	(22,286)	(21,690)	(3,581)	21	(47,536)

Segment operating profit	$12,078	$2,961	$16,126	$(19,661)	$11,504

The following table summarizes our production data and average realized prices for the periods indicated:

	Three Months Ended September 30,		Change
	2025	2024	$	%
Production Data:
Crude oil (Bbls)	2,217,933	736,495	1,481,438	201.1%
Natural gas (Mcf)	807,489	1,212,187	(404,698)	(33.4)%
NGL (Bbls)	197,696	115,125	82,571	71.7%

Total (BOE)(6:1)	2,550,211	1,053,651	1,496,559	142.0%
Average daily production (BOE/d) (6:1)	27,720	11,453	16,267	142.0%
Average Realized Prices(a):
Crude oil (Bbl)	$62.97	$72.01	$(9.04)	(12.6)%
Natural gas (Mcf)	$1.95	$1.53	$0.42	27.5%
NGL (Bbl)	$19.25	$29.30	$(10.05)	(34.3)%

(a)	Average realized prices are net of certain post-production costs that are deducted from our royalties.

Revenues

The following table shows the components of our revenue for the periods presented:

	$		$		$		$
	Three Months Ended September 30,				Change
(in thousands)	2025		2024		$		%
Product sales
Crude oil		$110,731		$23,060		$87,671		380.2%
Natural gas		496		112		384		342.9%
NGL		2,534		751		1,783		237.4%

Total product sales		113,761		23,923		89,838		375.5%

Mineral and royalty revenues
Crude oil		28,949		29,681		(732)		(2.5)%
Natural gas		1,079		1,862		(783)		(42.1)%
NGL		1,272		2,800		(1,528)		(54.6)%

Total mineral and royalty revenues		31,300		34,343		(3,043)		(8.9)%

Purchased crude oil sales		40,436		—		40,436		NM
Water services		3,308		728		2,580		354.4%
Other revenue		216		46		170		369.6%

Total revenues		$189,021		$59,040		$129,981		220.2%

NM – not meaningful.

Revenue was $189.0 million for the three months ended September 30, 2025, as compared to $59.0 million for the same period in 2024, an increase of $130.0 million, or 220.2%. The increase was primarily attributable to an $89.8 million increase in product sales generated from our direct drilling, extraction, and related oil and gas operating activities, $40.4 million of purchased crude oil sales derived from the sale of crude oil purchased from working interest owners and royalty interest holders in wells operated by PhoenixOp that did not exist in the prior period, and a $2.6 million increase in revenue from water disposal services, partially offset by a $3.0 million decrease in mineral and royalty revenues generated from our mineral and non-operating activities.

Mineral and Non-operating Segment

Mineral and non-operating segment revenue was $31.4 million for the three months ended September 30, 2025, as compared to $34.4 million for the same period in 2024, a decrease of $3.0 million, or 8.6%. The decrease in segment revenue was driven by a $1.5 million decrease in revenues from NGLs primarily due to a decrease in the average realized price for NGLs from $29.30/Bbl to $19.25/Bbl in 2025 as compared to the same period in 2024, a $0.8 million decrease in revenues from natural gas due to decreased production volumes, and a $0.7 million decrease in revenues from crude oil primarily due to a decrease in the average realized price for crude oil from $72.01/Bbl to $62.97/Bbl.

Operating Segment

Operating segment revenue was $157.5 million for the three months ended September 30, 2025, as compared to $24.7 million for the same period in 2024, an increase of $132.9 million, or 539.1%. The increase was primarily attributable to an $89.8 million increase in product sales generated from our direct drilling, extraction, and related operating activities driven by additional wells placed into service, of which there were 78 producing wells in service as of September 30, 2025, as compared to 10 producing wells in service as of September 30, 2024, $40.4 million of purchased crude oil sales derived from the sale of crude oil purchased from working interest owners and royalty interest holders in wells operated by PhoenixOp beginning in April 2025, and a $2.6 million increase in water service revenue driven by higher disposal volumes, with 6.8 million barrels of saltwater disposed by Firebird Services, LLC (“Firebird Services”) during the three months ended September 30, 2025, as compared to 1.4 million barrels during the same period in 2024.

Operating Expenses

Cost of Sales

The following table shows the components of our cost of sales for the periods presented:

	Three Months Ended September 30,		Change
(in thousands)	2025	2024	$	%
Cost of sales
Production taxes	$11,648	$7,050	$4,598	65.2%
Lease operating expenses	19,217	5,641	13,576	240.7%
Production costs	12,055	4,716	7,339	155.6%

Total	$42,920	$17,407	$25,513	146.6%

Cost of sales was $42.9 million for the three months ended September 30, 2025, as compared to $17.4 million for the same period in 2024, an increase of $25.5 million, or 146.6%. The increase was primarily driven by increased drilling, extraction and related oil and gas operating activities associated with wells operated by PhoenixOp during the three months ended September 30, 2025 as compared to the same period in 2024.

Mineral and Non-operating Segment

Mineral and non-operating segment cost of sales was $6.9 million for the three months ended September 30, 2025, as compared to $7.0 million for the same period in 2024. The decrease was not material to the mineral and non-operating segment for the periods presented.

Operating Segment

Operating segment cost of sales was $36.1 million for the three months ended September 30, 2025, as compared to $10.4 million for the same period in 2024, an increase of $25.7 million, or 246.9%. The increase in segment cost of sales was driven by increased production from PhoenixOp, which commenced operated production in the first quarter of 2024. PhoenixOp had placed into service 78 producing wells as of September 30, 2025, as compared to 10 producing wells as of September 30, 2024, resulting in increased lease operating expenses, production and ad valorem taxes, and production costs during the three months ended September 30, 2025 as compared to the same period in 2024.

Depreciation, Depletion, Amortization, and Accretion Expense

The following table shows the components of our depletion, depreciation, amortization, and accretion expense for the periods presented:

	Three Months Ended September		Change
(in thousands)	2025	2024	$	%
Depreciation, depletion, amortization, and accretion
Depletion	$45,463	$15,456	$30,007	194.1%
Depreciation	12	4	8	200.0%
Accretion on asset retirement obligations	75	81	(6)	(7.4)%

Total	$45,550	$15,541	$30,009	193.1%

Depreciation, depletion, amortization, and accretion expense was $45.6 million for the three months ended September 30, 2025, as compared to $15.5 million for the same period in 2024, an increase of $30.0 million, or 193.1%, primarily due to a $28.3 million increase in depletion expense within the operating segment, driven by increases in our depletable cost bases and a $1.7 million increase in depletion expense within the mineral and non-operating segment, primarily due to a higher depletion rate driven by increases in our depletable cost bases for capital expenditures.

Mineral and Non-operating Segment

Depletion for the mineral and non-operating segment was $10.3 million for the three months ended September 30, 2025, as compared to $8.6 million for the same period in 2024, an increase of $1.7 million, or 20.3%. On a per unit basis, depletion expense was $15.62 per Boe and $11.75 per Boe for the three months ended September 30, 2025 and 2024, respectively, an increase of $3.87 per Boe, driven by a higher depletion rate primarily due to an increase in our depletable cost bases for capital expenditures.

Operating Segment

Depletion for the operating segment was $35.3 million for the three months ended September 30, 2025, as compared to $7.0 million for the same period in 2024, an increase of $28.3 million, or 404.6%, primarily due to increases in the depletable cost bases, partially offset by a lower depletion rate during the three months ended September 30, 2025 as compared to the same period in 2024. The lower depletion rate is primarily attributable to significant growth in proved reserves due to drilling activity by PhoenixOp.

Purchased Crude Oil Expense

Purchased crude oil expense was $39.6 million for the three months ended September 30, 2025, with no comparable activity for the same period in 2024. This change is attributable to the commencement of marketing activities in April 2025 through our wholly-owned subsidiary, Firebird Marketing, LLC (“Firebird Marketing”), within the operating segment. Purchased crude oil expense represents the purchase of crude oil from working interest owners and royalty interest holders in properties operated by PhoenixOp.

Selling, General, and Administrative Expense

Selling, general, and administrative expense was $5.5 million for the three months ended September 30, 2025, as compared to $8.9 million for the same period in 2024, a decrease of $3.4 million, or 38.0%. The decrease was primarily due to a $3.4 million decrease in professional legal service fees and a $2.8 million increase in the overhead charged to wells operated by us, which reduced selling, general, and administrative expense. The decrease was partially offset by a $1.1 million increase in financing-related costs, including administrative costs associated with our securities offerings, a $0.8 million increase in fees associated with land acquisition and title work, a $0.4 million increase in office rent expense and a $0.3 million increase in fees charged by purchasers for early revenue payments in the operating segment.

Mineral and Non-operating Segment

Selling, general, and administrative expense for the mineral and non-operating segment was $4.7 million for three months ended September 30, 2025, as compared to $4.0 million for the same period in 2024, an increase of $0.7 million, or 17.7%. The increase was primarily due to increased fees associated with land acquisition and title work of $0.8 million.

Operating Segment

Selling, general, and administrative expense for the operating segment was less than $0.1 million for the three months ended September 30, 2025 as compared to $2.8 million for the same period in 2024, a decrease of $2.8 million, or 99.1%, primarily due to a $2.8 million increase in the overhead charged to wells operated by us, which reduced selling, general, and administrative expense recognized in the operating segment.

Securities Segment

Selling, general, and administrative expense for the securities segment was $0.8 million for the three months ended September 30, 2025, as compared to $2.1 million for the same period in 2024, a decrease of $1.4 million, or 63.7%. The decrease was primarily due to decreased professional legal service fees of $1.7 million associated with our securities offerings.

Payroll and Payroll-Related Expense

Payroll and payroll-related expense was $6.4 million for the three months ended September 30, 2025, as compared to $4.9 million for the same period in 2024, an increase of $1.5 million, or 30.6%, primarily as a result of increased employee headcount and compensation. Employee headcount increased from 127 employees at September 30, 2024 to 182 employees at September 30, 2025.

Mineral and Non-operating Segment

Payroll and payroll-related expense for the mineral and non-operating segment was $2.3 million for the three months ended September 30, 2025, as compared to $2.2 million for the same period in 2024. The increase was not material to the mineral and non-operating segment for the periods presented.

Operating Segment

Payroll and payroll-related expense for the operating segment was $2.3 million for the three months ended September 30, 2025, as compared to $1.5 million for the same period in 2024, an increase of $0.7 million, or 48.5%, primarily due to the increased number of personnel engaged in our oil and gas operating activities.

Securities Segment

Payroll and payroll-related expense for the securities segment was $1.9 million for the three months ended September 30, 2025, as compared to $1.2 million for the same period in 2024, an increase of $0.6 million, or 49.1%, primarily due to the increased number of personnel engaged in the administration and management of our securities offerings.

Advertising and Marketing Expense

Advertising and marketing expense was $0.7 million for the three months ended September 30, 2025, as compared to $0.2 million for the same period in 2024, which was not material for the periods presented.

Impairment Expense

Impairment expense was $2.0 million for the three months ended September 30, 2025, as compared to $0.5 million for the same period in 2024, an increase of $1.5 million, or 276.3%, primarily as a result of lease expirations within the mineral and non-operating segment.

Other Expenses

Interest Expense, Net

Interest expense, net, was $38.8 million for the three months ended September 30, 2025, as compared to $26.2 million for the same period in 2024, an increase of $12.6 million, or 48.1%. The increase was primarily due to a $10.1 million increase in interest costs associated with the Fortress Credit Agreement for the three months ended September 30, 2025 and a $9.3 million increase in interest costs associated with sales of our unregistered debt securities and Registered Notes, which increased from $657.1 million outstanding at September 30, 2024 to $1,005.8 million outstanding at September 30, 2025, with no significant changes in interest rates between the periods. The increase was partially offset by a $6.9 million increase in capitalized interest primarily due to increased qualifying asset expenditures.

Gain on Derivatives

Gain on derivatives was $2.1 million for the three months ended September 30, 2025, as compared to $3.7 million for the same period in 2024, a decrease of $1.7 million, or 44.4%. The decrease was primarily due to a $1.8 million reduction in realized gain on derivatives, reflecting higher net payments made under our crude oil commodity derivative contracts during the three months ended September 30, 2025, as compared to the same period in 2024.

Loss on Debt Extinguishment

Loss on debt extinguishment was $1.3 million for the three months ended September 30, 2025, as compared to $0.6 million for the same period in 2024, an increase of $0.8 million, or 135.3%. The increase was primarily due to increased write-offs of debt issuance costs associated with the redemption of bonds issued pursuant to our unregistered debt offerings, of which $7.1 million of bonds were redeemed during the three months ended September 30, 2025, as compared to $6.0 million of bonds redeemed for the same period in 2024.

The following table summarizes the par value of bonds redeemed for the periods indicated:

	Three Months Ended September 30,		Change
	2025	2024	$	%
(in thousands)
Regulation D Bonds
August 2023 506(c) Bonds	$4,270	$4,077	$193	4.7%
July 2022 506(c) Bonds	100	—	100	NM
December 2022 506(c) Bonds	429	50	379	758.0%

Total Regulation D Bonds	4,799	4,127	672	16.3%

Regulation A Bonds	721	841	(120)	(14.3)%
Adamantium Bonds	1,563	1,000	563	56.3%
Registered Notes	15	—	15	NM

Total	$7,098	$5,968	$1,130	18.9%

NM – not meaningful.

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

The following table summarizes our consolidated results of operations for the periods indicated:

	Nine Months Ended September 30,		Change
(in thousands)	2025	2024	$	%
Revenues
Product sales	$295,290	$57,913	$237,377	409.9%
Mineral and royalty revenues	93,171	119,931	(26,760)	(22.3)%
Purchased crude oil sales	71,236	—	71,236	NM
Water services	8,508	1,632	6,876	421.3%
Other revenue	397	74	323	436.5%

Total revenues	468,602	179,550	289,052	161.0%

Operating expenses
Cost of sales	105,172	40,334	64,838	160.8%
Depreciation, depletion, amortization, and accretion	113,392	53,316	60,076	112.7%
Purchased crude oil expenses	69,975	—	69,975	NM
Selling, general, and administrative	21,435	22,052	(617)	(2.8)%
Payroll and payroll-related	22,459	15,662	6,797	43.4%
Advertising and marketing	1,531	350	1,181	337.4%
Loss on sale of assets	—	564	(564)	(100.0)%
Impairment expense	2,509	528	1,981	375.2%

Total operating expenses	336,473	132,806	203,667	153.4%

Income from operations	132,129	46,744	85,385	182.7%

Other income (expense)
Interest income	1,355	316	1,039	328.8%
Interest expense, net	(111,690)	(61,116)	(50,574)	(82.8)%
Gain on derivatives	12,907	3,630	9,277	255.6%
Loss on debt extinguishment	(1,916)	(868)	(1,048)	(120.7)%

Total other expenses	(99,344)	(58,038)	(41,306)	(71.2)%

Net income (loss)	$32,785	$(11,294)	$44,079	390.3%

NM – not meaningful.

The following tables summarize our segment operating profit for the periods indicated:

	Nine Months Ended September 30, 2025
(in thousands)	Mineral and Non-operating	Operating	Securities	Eliminations	Total
Total revenues	$93,336	$375,098	$100,732	$(100,564)	$468,602
Total operating expenses	(71,045)	(254,674)	(10,983)	229	(336,473)

Segment operating profit	$22,291	$120,424	$89,749	$(100,335)	$132,129

	Nine Months Ended September 30, 2024
(in thousands)	Mineral and Non-operating	Operating	Securities	Eliminations	Total
Total revenues	$120,015	$59,545	$51,529	$(51,539)	$179,550
Total operating expenses	(78,142)	(46,337)	(8,411)	84	(132,806)

Segment operating profit	$41,873	$13,208	$43,118	$(51,455)	$46,744

The following table summarizes our production data and average realized prices for the periods indicated:

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Production Data:
Crude oil (Bbls)	5,731,412	2,307,011	3,424,401	148.4%
Natural gas (Mcf)	2,146,843	2,712,407	(565,564)	(20.9)%
NGL (Bbls)	388,083	332,732	55,351	16.6%

Total (BOE)(6:1)	6,477,302	3,091,811	3,385,491	109.5%
Average daily production (BOE/d) (6:1)	23,726	11,284	12,442	110.3%
Average Realized Prices(a):
Crude oil (Bbl)	$65.36	$71.18	$(5.82)	(8.2)%
Natural gas (Mcf)	$2.57	$1.75	$0.82	46.9%
NGL (Bbl)	$21.51	$26.66	$(5.15)	(19.3)%

(a)	Average realized prices are net of certain post-production costs that are deducted from our royalties.

Revenues

The following table shows the components of our revenue for the periods presented:

	$		$		$		$
	Nine Months Ended September 30,				Change
(in thousands)	2025		2024		$		%
Product sales
Crude oil		$290,371		$56,216		$234,155		416.5%
Natural gas		1,133		225		908		403.6%
NGL		3,786		1,472		2,314		157.2%

Total product sales		295,290		57,913		237,377		409.9%

Mineral and royalty revenues
Crude oil		84,235		107,712		(23,477)		(21.8)%
Natural gas		4,374		4,634		(260)		(5.6)%
NGL		4,562		7,585		(3,023)		(39.9)%

Total mineral and royalty revenues		93,171		119,931		(26,760)		(22.3)%

Purchased crude oil sales		71,236		—		71,236		NM
Water services		8,508		1,632		6,876		421.3%
Other revenue		397		74		323		436.5%

Total revenues		$468,602		$179,550		$289,052		161.0%

NM – not meaningful.

Revenue was $468.6 million for the nine months ended September 30, 2025, as compared to $179.6 million for the same period in 2024, an increase of $289.1 million, or 161.0%. The increase was primarily attributable to a $237.4 million increase in product sales generated from our direct drilling, extraction, and related oil and gas operating activities, $71.2 million of purchased crude oil sales derived from the sale of crude oil purchased from working interest owners and royalty interest holders in wells operated by PhoenixOp that did not exist in the prior period, and a $6.9 million increase in revenue from water disposal services, partially offset by a $26.8 million decrease in mineral and royalty revenues generated from our mineral and non-operating activities.

Mineral and Non-operating Segment

Mineral and non-operating segment revenue was $93.3 million for the nine months ended September 30, 2025, as compared to $120.0 million for the same period in 2024, a decrease of $26.7 million, or 22.2%. The decrease in segment revenue was primarily driven by decreased revenues from crude oil due to a 14.6% decrease in production volumes primarily due to the Company’s increased focus on acquiring assets with higher long-term anticipated rates of return and an 8.2% decrease in the average realized price from $71.18/Bbl to $65.36/Bbl for crude oil within the mineral and non-operating segment in 2025 as compared to the same period in 2024.

Operating Segment

Operating segment revenue was $375.1 million for the nine months ended September 30, 2025, as compared to $59.5 million for the same period in 2024, an increase of $315.6 million, or 529.9%. The increase was primarily attributable to a $237.4 million increase in product sales generated from our direct drilling, extraction, and related operating activities driven by additional wells placed into service, of which there were 78 producing wells placed into service as of September 30, 2025, as compared to 10 producing wells in service as of September 30, 2024, $71.2 million of purchased crude oil sales derived from the sale of crude oil purchased from working interest owners and royalty interest holders in wells operated by PhoenixOp beginning in April 2025, and a $6.9 million increase in water service revenue driven by higher disposal volumes, with 15.8 million barrels of saltwater disposed by Firebird Services during the nine months ended September 30, 2025, as compared to 3.4 million barrels during the same period in 2024.

Operating Expenses

Cost of Sales

The following table shows the components of our cost of sales for the periods presented:

	Nine Months Ended September 30,		Change
(in thousands)	2025	2024	$	%
Cost of sales
Production taxes	$32,383	$16,416	$15,967	97.3%
Lease operating expenses	40,810	17,278	23,532	136.2%
Production costs	31,979	6,640	25,339	381.6%

Total	$105,172	$40,334	$64,838	160.8%

Cost of sales was $105.2 million for the nine months ended September 30, 2025, as compared to $40.3 million for the same period in 2024, an increase of $64.8 million, or 160.8%. The increase was primarily driven by increased drilling, extraction and related oil and gas operating activities associated with wells operated by PhoenixOp, partially offset by a decrease in cost of sales due to lower lease operating expense and severance taxes resulting from decreased crude oil production volumes from our acquisitions of mineral and non-operated working interests during the nine months ended September 30, 2025 as compared to the same period in 2024.

Mineral and Non-operating Segment

Mineral and non-operating segment cost of sales was $18.2 million for the nine months ended September 30, 2025, as compared to $22.3 million for the same period in 2024, a decrease of $4.0 million, or 18.1%. The decrease in segment cost of sales was primarily attributable to lower lease operating expense and severance taxes resulting from a 14.6% decrease in crude oil production volumes from our acquisitions of mineral and non-operated working interests during the nine months ended September 30, 2025 as compared to the same period in 2024.

Operating Segment

Operating segment cost of sales was $87.2 million for the nine months ended September 30, 2025, as compared to $18.1 million for the same period in 2024, an increase of $69.0 million, or 380.4%. The increase in segment cost of sales was driven by increased production from PhoenixOp, which commenced operated production in the first quarter of 2024. As of September 30, 2025, PhoenixOp had placed into service an additional 68 producing wells since September 30, 2024, resulting in increased lease operating expenses, production and ad valorem taxes, and production costs during the nine months ended September 30, 2025 as compared to the same period in 2024.

Depreciation, Depletion, Amortization, and Accretion Expense

The following table shows the components of our depletion, depreciation, amortization, and accretion expense for the periods presented:

	Nine Months Ended September 30,		Change
(in thousands)	2025	2024	$	%
Depreciation, depletion, amortization, and accretion
Depletion	$113,278	$52,994	$60,284	113.8%
Depreciation	26	87	(61)	(70.1)%
Accretion on asset retirement obligations	88	235	(147)	(62.6)%

Total	$113,392	$53,316	$60,076	112.7%

Depreciation, depletion, amortization, and accretion expense was $113.4 million for the nine months ended September 30, 2025, as compared to $53.3 million for the same period in 2024, an increase of $60.1 million, or 112.7%, primarily due to a $71.0 million increase in depletion expense within the operating segment driven by increases in our depletable cost bases, partially offset by a $10.9 million decrease within the mineral and non-operating segment primarily due to a lower depletion rate driven by reduced realized production volumes.

Mineral and Non-operating Segment

Depletion for the mineral and non-operating segment was $25.6 million for the nine months ended September 30, 2025, as compared to $36.5 million for the same period in 2024, a decrease of $10.9 million, or 29.8%. On a per unit basis, depletion expense was $14.01 per Boe and $15.90 per Boe for the nine months ended September 30, 2025 and 2024, respectively, a decrease of $1.89 per Boe, driven by a lower depletion rate, primarily due to reduced realized production volumes.

Operating Segment

Depletion for the operating segment was $87.8 million for the nine months ended September 30, 2025, as compared to $16.8 million for the same period in 2024, an increase of $71.0 million, or 422.4%, primarily due to increases in the depletable cost bases, partially offset by a lower depletion rate during the nine months ended September 30, 2025 as compared to the same period in 2024. The lower depletion rate is primarily attributable to significant growth in proved reserves due to drilling activity by PhoenixOp.

Purchased Crude Oil Expense

Purchased crude oil expense was $70.0 million for the nine months ended September 30, 2025, with no comparable activity for the same period in 2024. This change is attributable to the commencement of marketing activities in April 2025 through Firebird Marketing within the operating segment. Purchased crude oil expense represents the purchase of crude oil from working interest owners and royalty interest holders in properties operated by PhoenixOp.

Selling, General, and Administrative Expense

Selling, general, and administrative expense was $21.4 million for the nine months ended September 30, 2025, as compared to $22.1 million for the same period in 2024, a decrease of $0.6 million, or 2.8%. The decrease was primarily due to a $6.5 million decrease in fees associated with professional legal services and a $3.6 million increase in the overhead charged to wells operated by us, which reduced selling, general, and administrative expense. The decrease was partially offset by a $3.5 million increase in fees associated with land acquisition and title work, a $3.1 million increase in allocated corporate overhead, a $2.2 million increase in financing-related costs, including administrative costs associated with our securities offerings, and a $0.6 million increase in contract labor costs.

Mineral and Non-operating Segment

Selling, general, and administrative expense for the mineral and non-operating segment was $14.5 million for nine months ended September 30, 2025, as compared to $10.1 million for the same period in 2024, an increase of $4.4 million, or 43.7%. The increase was primarily due to increased fees associated with land acquisition and title work of $3.5 million and increased allocated corporate overhead of $1.1 million.

Operating Segment

Selling, general, and administrative expense for the operating segment was $3.1 million for the nine months ended September 30, 2025 as compared to $7.1 million for the same period in 2024, a decrease of $3.9 million, or 55.8%, primarily due to a $3.6 million increase in the overhead charged to wells operated by us, which reduced selling, general, and administrative expense, and decreased allocated professional legal fees of $2.2 million, partially offset by increased allocated corporate overhead of $1.7 million.

Securities Segment

Selling, general, and administrative expense for the securities segment was $3.8 million for the nine months ended September 30, 2025, as compared to $4.9 million for the same period in 2024, a decrease of $1.1 million, or 21.9%, primarily due to decreased professional legal service fees of $2.1 million, partially offset by increased administrative costs associated with our securities offerings of $1.1 million.

Payroll and Payroll-Related Expense

Payroll and payroll-related expense was $22.5 million for the nine months ended September 30, 2025, as compared to $15.7 million for the same period in 2024, an increase of $6.8 million, or 43.4%, primarily as a result of increased employee headcount and compensation. Employee headcount increased from 127 employees at September 30, 2024 to 182 employees at September 30, 2025.

Mineral and Non-operating Segment

Payroll and payroll-related expense for the mineral and non-operating segment was $10.2 million for the nine months ended September 30, 2025, as compared to $8.1 million for the same period in 2024, an increase of $2.0 million, or 25.2%, due to increased activity in acquiring leasehold and mineral assets.

Operating Segment

Payroll and payroll-related expense for the operating segment was $6.7 million for the nine months ended September 30, 2025, as compared to $4.3 million for the same period in 2024, an increase of $2.4 million, or 55.7%, primarily due to the increased number of personnel engaged in our oil and gas operating activities.

Securities Segment

Payroll and payroll-related expense for the securities segment was $5.6 million for the nine months ended September 30, 2025, as compared to $3.2 million for the same period in 2024, an increase of $2.4 million, or 73.0%, primarily due to the increased number of personnel engaged in the administration and management of our securities offerings.

Advertising and Marketing Expense

Advertising and marketing expense was $1.5 million for the nine months ended September 30, 2025, as compared to $0.4 million for the same period in 2024, an increase of $1.2 million, or 337.4%, primarily due to increased marketing expenses related to our debt securities offerings and offering of Series A Preferred Shares.

Loss on Sale of Assets

Loss on sale of assets was $0.6 million for the nine months ended September 30, 2024, as result of the disposition of certain mineral interests in the Williston Basin within the mineral and non-operating segment, with no comparable activity in the current-year period.

Impairment Expense

Impairment expense was $2.5 million for the nine months ended September 30, 2025 as compared to $0.5 million for the same period in 2024, an increase of $2.0 million, or 375.2%, primarily as a result of lease expirations within the mineral and non-operating segment.

Other Expenses

Interest Expense, Net

Interest expense, net, was $111.7 million for the nine months ended September 30, 2025, as compared to $61.1 million for the same period in 2024, an increase of $50.6 million, or 82.8%. The increase was primarily due to a $36.0 million increase in interest costs associated with sales of our unregistered debt securities and Registered Notes, which increased from $657.1 million outstanding at September 30, 2024 to $1,005.8 million outstanding at September 30, 2025, with no significant changes in interest rates between the periods, a $27.7 million increase in interest costs associated with the Fortress Credit Agreement, and a $2.6 million increase in interest costs associated with Securities debt issuance costs for the nine months ended September 30, 2025. The increase was partially offset by decreased interest costs of $4.4 million associated with merchant cash advances and a line of credit, which were previously outstanding as of September 30, 2024 but were repaid in full prior to 2025, $0.2 million of decreased interest costs associated with deferred closings associated with our mineral acquisitions, and a $11.1 million increase in capitalized interest primarily due to higher qualifying asset expenditures.

Gain on Derivatives

Gain on derivatives was $12.9 million for the nine months ended September 30, 2025, as compared to a gain on derivatives of $3.6 million for the same period in 2024, an increase of $9.3 million, or 255.6%, primarily as a result of favorable changes in the mark-to-market value of commodity derivatives entered into during the nine months ended September 30, 2025, with limited comparable activity for the same period in 2024.

Loss on Debt Extinguishment

Loss on debt extinguishment was $1.9 million for the nine months ended September 30, 2025, as compared to $0.9 million for the same period in 2024, an increase of $1.0 million, or 120.7%. The increase was primarily due to increased write-offs of debt issuance costs associated with the redemption of bonds issued pursuant to our unregistered debt offerings, of which $12.4 million of bonds were redeemed during the nine months ended September 30, 2025, as compared to $9.9 million of bonds redeemed for the same period in 2024.

The following table summarizes the par value of bonds redeemed for the periods indicated:

	Nine Months Ended September 30,		Change
	2025	2024	$	%
(in thousands)
Regulation D Bonds
August 2023 506(c) Bonds	$7,391	$5,417	$1,974	36.4%
July 2022 506(c) Bonds	500	—	500	NM
December 2022 506(c) Bonds	489	1,427	(938)	(65.7)%

Total Regulation D Bonds	8,380	6,844	1,536	22.4%

Regulation A Bonds	1,575	1,800	(225)	(12.5)%
Adamantium Bonds	2,405	1,300	1,105	85.0%
Registered Notes	15	—	15	NM

Total	$12,375	$9,944	$2,431	24.4%

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

The following tables show a reconciliation of EBITDA to net income (loss), the most comparable GAAP measure, as presented in the condensed consolidated statements of operations for the periods presented:

	Three Months Ended September		Change
(in thousands)	2025	2024	$	%
Net income (loss)	$8,488	$(11,287)	$19,775	175.2%
Interest income	(303)	(261)	(42)	(16.1)%
Interest expense, net	38,816	26,201	12,615	48.1%
Depreciation, depletion, amortization, and accretion	45,550	15,541	30,009	193.1%

EBITDA	$92,551	$30,194	$62,357	206.5%

	Nine Months Ended September 30,		Change
(in thousands)	2025	2024	$	%
Net income (loss)	$32,785	$(11,294)	$44,079	390.3%
Interest income	(1,355)	(316)	(1,039)	(328.8)%
Interest expense, net	111,690	61,116	50,574	82.8%
Depreciation, depletion, amortization, and accretion	113,392	53,316	60,076	112.7%

EBITDA	$256,512	$102,822	$153,690	149.5%

EBITDA was $92.6 million for the three months ended September 30, 2025, as compared to $30.2 million for the same period in 2024, an increase of $62.4 million, or 206.5%. The increase in EBITDA was primarily driven by a $130.0 million increase in consolidated revenues, partially offset by a $65.2 million increase in operating expense (excluding depreciation, depletion, amortization, and accretion expense), primarily driven by increased purchased crude oil expenses and increased cost of sales, and a $1.7 million reduction in gain on derivatives, primarily due to a reduction in realized gain on derivatives, reflecting higher net payments made under our crude oil commodity derivative contracts during the three months ended September 30, 2025.

EBITDA was $256.5 million for the nine months ended September 30, 2025, as compared to $102.8 million for the same period in 2024, an increase of $153.7 million, or 149.5%. The increase in EBITDA was primarily driven by a $289.1 million increase in consolidated revenues and a $9.3 million increase in gain on derivatives, primarily as a result of favorable changes in the mark-to-market value of commodity derivatives entered into during the nine months ended September 30, 2025, with limited comparable activity for the same period in 2024, partially offset by a $143.6 million increase in operating expense (excluding depreciation, depletion, amortization, and accretion expense), primarily driven by increased cost of sales, increased purchased crude oil expenses, increased payroll and payroll-related expenses and increased impairment expense.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity to date have been cash flows from operations, borrowings under credit facilities, issuances of debt securities pursuant to registered debt offerings and unregistered debt offerings under Regulation D and A of the Securities Act, including the Registered Notes, Adamantium Securities and the Regulation D/Regulation A Bonds (the “Reg D/Reg A Bonds”), and issuances of preferred equity in September 2025. Future sources of liquidity may also include other credit facilities, continued issuances of debt or equity securities, and capital contributions. Our primary uses of cash are on the development and operation of PhoenixOp’s properties, the acquisition of mineral and royalty interests, lease operating expenses, and our proportionate share of production, severance, and ad valorem taxes for mineral and royalty interests, production costs, including gathering, processing, and transportation costs, debt service payments, the reduction of outstanding debt balances, and general overhead and other corporate expenses. As we continue to engage in increased drilling and direct production activities through PhoenixOp, we expect the development and operation of PhoenixOp’s properties to become an increasingly significant use of our cash. As of September 30, 2025, we had cash and cash equivalents of $95.5 million and outstanding indebtedness of $1,405.8 million.

As of September 30, 2025, we had $145.3 million of debt coming due and $119.5 million of interest payable within the next 12 months. Over the next 12 months, we expect to drill between 90 to 110 gross and 62.0 to 76.0 net wells across our operated leasehold acreage in the Bakken/Williston Basin in North Dakota and Montana, and expect to participate in the drilling of approximately between 210 to 250 gross and 12.1 to 14.5 net wells across our non-operated leasehold. We estimate that these direct drilling operations and non-operated activity will require between $730.0 million and $830.0 million of capital expenditures over the next 12 months.

Our ability to finance our operations, including funding capital expenditures and acquisitions, to meet our indebtedness obligations, or to refinance our indebtedness, will depend on our ability to generate cash in the future. Although we expect that our cash flows from operations will be sufficient to meet our fixed obligations, to fully realize our business plan we anticipated at the beginning of the year that we would need to raise approximately $400 million in capital in 2025. We have raised $454.1 million in debt proceeds from the issuance of debt securities and increased borrowing under our credit facility and $47.9 million, net of offering costs, from the Series A Preferred Shares offering during the nine months ended September 30, 2025. We believe that these sources of liquidity will be sufficient to meet our cash requirements, including normal operating needs, debt service obligations, and capital expenditures, for at least the next 12 months, and will allow us to continue to execute on our strategy of expanding our direct drilling operations through PhoenixOp and acquiring attractive mineral and royalty interests in order to position us to grow our cash flows.

We periodically assess changes in current and projected cash flows, acquisition and divestiture activities, and other factors to determine the effects on our liquidity. Our ability to generate cash is subject to a number of factors, many of which are beyond our control, including commodity prices, weather, and general economic, financial, competitive, legislative, regulatory, and other factors. We are currently monitoring our operations and industry developments, including our drilling operations and production plans, in light of recent changes in the commodity price environment and industry volatility. In recent months, oil prices have decreased, going from $71.20 per barrel as of April 1, 2025 to $60.98 per barrel as of October 31, 2025, which prices are below those assumed for purposes of our business plan. While we believe the company is well-positioned to navigate a lower-price environment, in the event of a prolonged period of commodity prices below those assumed for purposes of our business plan, our cash flows from operations would decrease and we may determine to adjust our business plan by adjusting capital expenditures, decreasing drilling operations, and/or reducing production plans, among other actions. We may also be required to raise additional capital, above our current expectations, in order to fully realize our current or adjusted business plan. See “Risk Factors—Risks Related to Our Business and Operations—Our business is sensitive to the price of oil and gas, and sustained declines in prices may adversely affect our financial position, financial results, cash flows, access to capital, and ability to grow.” If cash flow from operations does not meet our expectations, we may reduce our expected level of capital expenditures. If we require additional capital for acquisitions or other reasons, we may raise such capital through additional borrowings, asset sales, offerings of equity and debt securities, or other means. We cannot assure you that necessary capital will be available on acceptable terms or at all. Our ability to raise funds through the incurrence of additional indebtedness could be limited by covenants in our debt arrangements. If we are unable to obtain funds when needed or on acceptable terms, we may not be able to complete acquisitions that are favorable to us or finance the capital expenditures necessary to maintain our production or proved reserves. See “Risk Factors.”

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

Preferred Equity

In September 2025, we completed our offering of the Series A Cumulative Redeemable Preferred Shares (the “Series A Preferred Shares”) pursuant to Regulation A promulgated under the Securities Act, which shares were listed on the NYSE American under the ticker symbol PHXE.P and commenced trading on September 30, 2025. We sold an aggregate of 2,704,023 Series A Preferred Shares at closing, which represented $67.6 million in initial liquidation preference at a public offering price of $20.00 per share for gross proceeds of $54.1 million. Offering costs of $6.2 million were recorded as a reduction of the gross proceeds.

Holders of the Series A Preferred Shares generally have no voting rights. However, if we do not pay distributions on the Series A Preferred Shares for six or more quarterly distribution periods (whether or not consecutive), the holders of the Series A Preferred Shares will be entitled to vote for the election of two additional directors to serve on the Board of Directors until we pay, or declare and set aside funds for the payment of all distributions that we owe on the Series A Preferred Shares.

The Series A Preferred Shares rank senior to all classes of equity securities issued by us (including common equity) and are junior to all of our existing and future indebtedness. Holders of the Series A Preferred Shares are entitled to receive cumulative cash distributions based on the initial liquidation preference of $25.00 per share, accruing from the initial issuance date and, when, as and if declared by our Board of Directors, payable quarterly in arrears on January 15, April 15, July 15, and October 15 of each year, beginning on October 15, 2025. The annual distribution rate is 10.0% for the first three year-period, 10.5% in the fourth year, and 11.0% in the fifth year and thereon. As of September 30, 2025, $0.3 million of Series A Preferred distributions equal to $0.11111 per share had been declared and scheduled to be paid on October 15, 2025 to the holders on record as of October 1, 2025. On October 15, 2025, we paid cash distributions totaling $0.3 million to holders of our Series A Preferred Shares, pursuant to distributions declared by our Board of Directors in September 2025.

In the event of our voluntary or involuntary liquidation, dissolution, or winding up, the holders of the Series A Preferred Shares will generally have the right to receive the initial liquidation preference of $25.00 per Series A Preferred Share, plus any accumulated and unpaid distributions. The Series A Preferred Shares are not redeemable at the option of the holders. The Series A Preferred Shares, are, however, redeemable at our option, in whole or in part, at a cash redemption price of $27.50 per share, plus any accumulated and unpaid distributions. The Series A Preferred Shares are not convertible or exchangeable for any of our securities or property.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,		Change
(in thousands)	2025	2024	$	%
Net cash provided by (used in):
Operating activities	$190,617	$40,218	$150,399	374.0%
Investing activities	(606,040)	(274,150)	(331,890)	(121.1)%
Financing activities	390,061	253,031	137,030	54.2%

Net increase (decrease) in cash and cash equivalents	$(25,362)	$19,099	$(44,461)	(232.8)%

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2025 was $190.6 million, as compared to $40.2 million for the same period in 2024, an increase of $150.4 million in net cash provided by operating activities. The increase was primarily due to a $102.7 million increase in net income, adjusted for non-cash charges of $58.6 million, and net favorable fluctuations of $47.7 million from changes in operating assets and liabilities. The $47.7 million cash inflow from changes in operating assets and liabilities was primarily due to increased accounts payable, accrued and other liabilities and noncurrent accrued interest totaling $83.0 million, partially offset by increased accounts receivable of $32.1 million and decreased escrow account liability of $12.4 million primarily due to the timing of cash receipts and payments during the nine months ended September 30, 2025 as compared to the same period in 2024.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2025 was $606.0 million, as compared to $274.2 million for the same period in 2024, an increase of $331.9 million in net cash used in investing activities. The increase was primarily driven by a $324.3 million increase in additions to oil and gas properties, primarily due to increased drilling and completion activities in our operating segment during the nine months ended September 30, 2025, as compared to the same period in 2024, and $6.2 million of proceeds received in connection with the disposition of mineral interests during the nine months ended September 30, 2024 that did not recur in the current year period.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 was $390.1 million, as compared to $253.0 million for the same period in 2024, an increase of $137.0 million in net cash provided by financing activities. The increase was primarily driven by increased proceeds from issuances of debt, net of debt discount, of $69.3 million, proceeds from the preferred equity offering that closed in September 2025 totaling $47.9 million, net of offering costs, a $29.7 million decrease in repayments of debt primarily due to the repayment of merchant cash advances and a line of credit in 2024 that were not applicable in 2025, and a $3.6 million decrease in payments of deferred closings associated with mineral interest acquisitions, partially offset by a $17.9 million increase in payments of debt issuance costs and a $0.3 million decrease in member’s contributions.

Indebtedness

Set forth below is a chart of our outstanding third-party indebtedness as of September 30, 2025 (dollars in thousands):

Indebtedness	Offering Commencement	Principal Amount Outstanding	Term	Earliest Maturity	Latest Maturity	Interest Rate
Secured
Fortress Credit Agreement(1)	N/A	$400,000	3 years	—	12/18/2027	Term SOFR + 7.10%
Adamantium Secured Note(2)	N/A	7,000	7 years	—	11/1/2031	16.5%
Unsecured
Reg A Bonds(3)	12/23/2021	59,679	3 years	10/10/2025	12/10/2027	9.0%
2020 506(c) Bonds(4)	10/22/2020	748	4 years	—	12/15/2025	13.0%
July 2022 506(c) Bonds(4)	7/20/2022	8,522	5 years	7/31/2027	12/31/2027	11.0%
December 2022 506(c) Bonds(5):
Series B	12/22/2022	14,617	3 years	12/10/2025	10/10/2026	10.0%
Series C	12/22/2022	9,060	5 years	12/10/2027	9/10/2028	11.0%
Series D	12/22/2022	37,582	7 years	12/10/2029	10/10/2030	12.0%
August 2023 506(c) Bonds(5):
Series U, AA, and FF	8/29/2023	94,608	1 year	10/10/2025	9/10/2026	9.0% - 10.0%
Series V, BB, and GG	8/29/2023	97,131	3 years	8/10/2026	9/10/2028	10.0% - 11.0%
Series W, CC, and HH	8/29/2023	64,735	5 years	8/10/2028	9/10/2030	11.0% - 12.0%
Series X, DD, and II	8/29/2023	78,972	7 years	9/10/2030	9/10/2032	12.0% - 13.0%
Series Y	8/29/2023	3,887	9 years	9/10/2032	9/10/2033	12.5%
Series Z, EE, and JJ	8/29/2023	273,779	11 years	9/10/2034	9/10/2036	13.0% - 14.0%

Total Regulation D/Regulation A Bonds		743,320
Exchange Notes(3):
Three-Year Exchange Notes	5/15/2025	3,081	3 years	5/10/2028	9/10/2028	9.0%
Five-Year Exchange Notes	5/15/2025	6,461	5 years	5/10/2030	9/10/2030	10.0%
Seven-Year Exchange Notes	5/15/2025	3,085	7 years	5/10/2032	9/10/2032	11.0%
Eleven-Year Exchange Notes	5/15/2025	13,285	11 years	5/10/2036	9/10/2036	12.0%

Total Exchange Notes		25,912
Registered Notes(6):
Three-Year Registered Notes	5/14/2025	5,689	3 years	5/10/2028	9/10/2028	9.0%
Five-Year Registered Notes	5/14/2025	3,128	5 years	5/10/2030	9/10/2030	10.0%
Seven-Year Registered Notes	5/14/2025	1,804	7 years	5/10/2032	9/10/2032	11.0%
Eleven-Year Registered Notes	5/14/2025	7,794	11 years	5/10/2036	9/10/2036	12.0%

Total Registered Notes		18,415
Adamantium Bonds(7)	9/29/2023	211,155	5-11 years	1/10/2029	9/10/2036	13.0% - 16.0%

Total Unsecured Debt		998,802

Total Debt		$1,405,802

(1)

The Fortress Credit Agreement provides for a $100.0 million term loan facility, borrowed in full on August 12, 2024, a $35.0 million delayed draw term loan facility, which was fully drawn in October 2024, a $115.0 million term loan facility, borrowed in full on December 18, 2024, a $50.0 million term loan facility, of which $25.0 million was borrowed on April 16, 2025 and $25.0 million was borrowed on May 9, 2025, and a $100.0 million term loan facility, borrowed in full on August 1, 2025. Amount displayed does not include amounts drawn after September 30, 2025. On October 27, 2025, the Fortress Credit Agreement was amended to provide for an additional $350.0 million term loan facility available on a discretionary basis, $50.0 million of which was borrowed on October 27, 2025. The Fortress Credit Agreement also provides for an $8.5 million tranche of loans and a $6.5 million tranche of loans that represent a contingent principal obligation that is only due and payable (together with accrued interest thereon) upon certain conditions occurring, including payment defaults under the Fortress Credit Agreement or a bankruptcy filing by the obligors thereunder. See “—Fortress Credit Agreement.”

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

Fortress Credit Agreement

We entered into the Fortress Credit Agreement with Fortress Credit Corp. (“Fortress”) on August 12, 2024, which provides for a $100.0 million term loan facility (the “Fortress Term Loan”) that was borrowed in full on August 12, 2024, and a $35.0 million delayed draw term loan facility that was borrowed in full on October 11, 2024 (any loans thereunder, together with the Fortress Term Loan, the “Fortress Tranche A Loans”). On December 18, 2024, the Fortress Credit Agreement was amended to, among other things, provide for a new tranche of term loans (the “Fortress Tranche C Loan”) in an aggregate principal amount of $115.0 million that was borrowed in full on December 18, 2024. On April 16, 2025, the Fortress Credit Agreement was further amended to, among other things, establish a new tranche of term loans (the “Fortress Tranche D Loans”) in an aggregate principal amount of $50.0 million, with $25.0 million aggregate principal amount borrowed on April 16, 2025 and $25.0 million aggregate principal amount borrowed on May 9, 2025. Then, on August 1, 2025, the Fortress Credit Agreement was amended further to provide for a new tranche of term loans (the “Fortress Tranche E Loan”) in an aggregate principal amount of $100.0 million that was borrowed in full on August 1, 2025. On October 29. 2025, the Fortress Credit Agreement was further amended to, among other things, provide for a new tranche of term loans available on a discretionary basis (the “Fortress Tranche G Loans”, and, together with the Fortress Tranche A Loans, the Fortress Tranche C Loan, the Fortress Tranche D Loans, and the Fortress Tranche E Loans, the “Fortress Loans”) in an aggregate principal amount of $350.0 million, with $50.0 million aggregate principal amount borrowed on October 29, 2025. The Fortress Credit Agreement also provides for (a) a rebate of approximately $8.5 million in original issue discount (the “Fortress Tranche B Loan”) and (b) a rebate of approximately $6.5 million in original issue discount (the “Fortress Tranche F Loan” and, together with the Fortress Tranche B Loan, the “Fortress Rebate Loans”), each of which are payable by setoff against final payment in full of the Fortress Credit Agreement, if (a) all outstanding principal and accrued interest on the loans under the Fortress Credit Agreement are paid in full in cash on or before December 18, 2027, and (b) no event of default resulting from the failure to pay principal or interest when due under the terms and conditions of the Fortress Credit Agreement has occurred prior to such date, subject to certain other conditions.

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

The Fortress Credit Agreement contains various customary affirmative and negative covenants, as well as financial covenants. The Fortress Credit Agreement requires us to maintain (a) a maximum total secured leverage ratio (i) as of the last day of any fiscal quarter ending on or before December 31, 2025 of less than or equal to 2.00 to 1.00 (commencing with the fiscal quarter ending December 31, 2024), and (ii) as of the last day of any fiscal quarter ending on or after March 31, 2026 of less than or equal to 1.50 to 1.00, (b) a minimum current ratio as of the last day of each calendar month of (i) 0.90 to 1.00 from September 30, 2024 through October 31, 2024, (ii) 0.80 to 1.00 from November 30, 2024 through November 30, 2025, (iii) 0.90 to 1.00 from December 31, 2025 through December 31, 2026, and (iv) 1.00 to 1.00 for each calendar month ending thereafter, and (c) a minimum asset coverage ratio as of the last day of any fiscal quarter (i) ending during the period from June 30, 2024 through December 31, 2024, of at least 2.00 to 1.00, (ii) ending during the period from March 31, 2025 through September 30, 2025, of at least 1.70 to 1.00, and (iii) ending during the period from December 31, 2025 and thereafter, of at least 2.00 to 1.00. The Fortress Credit Agreement also places certain limits on our ability to incur additional indebtedness, including the issuance of unsecured notes or bonds and accounts receivable factoring arrangements, as well as limits on our ability to redeem the Preferred Shares. Under the terms of the Fortress Credit Agreement, we may only expend an aggregate amount of $5,000,000 to redeem Preferred Shares in any fiscal quarter, which quarterly limit may be reduced by the amount of certain cash payments made during such quarter to the extent related to certain debt refinancing transactions. On October 27, 2025, subsequent to the balance sheet date, we executed an amendment of the Fortress Credit Agreement, which provided a waiver of default on its current ratio as of September 30, 2025.

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

As of September 30, 2025, $211.2 million aggregate principal amount of Adamantium Bonds was outstanding, with maturity dates ranging from five to eleven years from the issue date and interest rates ranging from 13.0% to 16.0% per annum, and $7.0 million aggregate principal amount was outstanding under the Adamantium Secured Note, which initially matures in November 2031, has an interest rate of 16.5% per annum, and is secured by Adamantium’s rights under the Adamantium Loan Agreement, and, in each case, the corollary amount of borrowings was outstanding under the Adamantium Loan Agreement.

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

Registered Notes

In October 2024, we filed a registration statement on Form S-1 (the “Registration Statement”) with the SEC which was declared effective in May 2025 with respect to the continuous offering of up to $750.0 million aggregate principal amount of our senior subordinated notes (the “Registered Notes”) with maturity dates ranging from three to eleven years from the issue date and interest rates ranging from 9.0% to 12.0% per annum.

The Registered Notes are contractually senior to the Subordinated Regulation D Bonds and contractually subordinated to the Fortress Credit Agreement, the Adamantium Debt, and the Senior Regulation D/Regulation A Bonds. The Registered Notes contain customary events of default and may be redeemed at our option at any time without premium or penalty. The holders of Registered Notes also have a right to request redemption of their notes in certain circumstances at a discount to par, subject to a limit of 10% of the then-outstanding principal amount of the applicable series in any given calendar year. As of September 30, 2025, we have issued $18.4 million of Registered Notes.

Regulation D/Regulation A Bonds and Exchange Notes

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

In May 2025, we entered into an indenture with UMB Bank, N.A., as trustee, pursuant to which we may, from time to time, issue debt securities to holders of our Regulation A Bonds in exchange for their Regulation A Bonds, in offerings exempt from registration under Section 3(a)(9) and/or 4(a)(2) of the Securities Act (the “Exchange Notes”). The Exchange Notes have maturities of three, five, seven, or eleven years and interest rates ranging from 9.0% to 12.0% per annum. As of September 30, 2025, $25.9 million aggregate principal amount of the Regulation A Bonds were exchanged for Exchange Notes.

As of September 30, 2025, we had $743.3 million aggregate principal amount outstanding of unsecured bonds issued pursuant to Regulation D or Regulation A, consisting of:

(a) $9.3 million aggregate principal amount outstanding of Senior Regulation D Bonds, which rank pari passu with the Regulation A Bonds, are contractually subordinated to amounts under the Fortress Credit Agreement, are contractually senior to obligations under the Subordinated Regulation D Bonds and the Registered Notes, comprising:

(i) $0.8 million aggregate principal amount outstanding of 2020 506(c) Bonds, which are unsecured bonds offered and sold pursuant to an offering under Rule 506(c) of Regulation D that commenced in October 2020 and terminated in July 2022, with a maturity date of four years from the issue date and an interest rate of 13.0% per annum; and

(ii) $8.5 million aggregate principal amount outstanding of July 2022 506(c) Bonds, which are unsecured bonds offered and sold pursuant to an offering under Rule 506(c) of Regulation D that commenced in July 2022 and terminated in December 2022, with a maturity date of five years from the issue date and an interest rate of 11.0% per annum;

(b) $674.4 million aggregate principal amount outstanding of Subordinated Regulation D Bonds, which are contractually subordinated to obligations under the Fortress Credit Agreement, the Regulation A Bonds, the Senior Regulation D Bonds, and the Registered Notes, comprising:

(i) $61.3 million aggregate principal amount outstanding of Series AAA through Series D-1 December 2022 506(c) Bonds, which are unsecured bonds offered and sold pursuant to an offering under Rule 506(c) of Regulation D that commenced in December 2022 and terminated in August 2023, with maturity dates ranging from three to seven years from the issue date and interest rates ranging from 10.0% to 12.0% per annum; and

(ii) $613.1 million aggregate principal amount outstanding of Series U through Series JJ-1 August 2023 506(c) Bonds, which are unsecured bonds offered and sold to date pursuant to an offering under Rule 506(c) of Regulation D that commenced in August 2023 with maturity dates ranging from one to eleven years from the issue date and interest rates ranging from 9.0% to 14.0% per annum; and

(c) $59.7 million aggregate principal amount outstanding of Regulation A Bonds, which are unsecured bonds offered and sold to date pursuant to an offering under Regulation A, which commenced in December 2021 and are being offered on a continuous basis, which Regulation A Bonds rank pari passu with the Senior Regulation D Bonds, are contractually senior to obligations under the Subordinated Regulation D Bonds, and will be contractually senior to obligations under the Registered Notes.

The Regulation D/Regulation A Bonds contain customary events of default. The Regulation D/Regulation A Bonds may be redeemed at the option of the Issuer at any time without premium or penalty. We will also be obligated to offer to holders of Regulation A Bonds the right to have their Regulation A Bonds repurchased upon a change of control (as described in the indenture governing the Regulation A Bonds). The holders of Regulation D/Regulation A Bonds (other than the 2020 506(b) Bonds and 2020 506(c) Bonds) also have a right to request redemption of their bonds in certain circumstances at a discount to par, subject to a limit of 10.0% of the then-outstanding principal amount of the applicable series in any given calendar year.

Critical Accounting Estimates

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in the prospectus for our offering of Registered Notes, dated as of May 14, 2025, and filed with the SEC pursuant to Rule 424(b)(4) on May 14, 2025 and the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report. During the nine months ended September 30, 2025, there have been changes in our critical accounting policies from those discussed in such prospectus.

Revenue from contracts with customers

We recognize our revenues following Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, (“ASC 606”). Our revenues are predominantly derived from contracts for the sale of crude oil, natural gas and NGLs. For crude oil, natural gas and NGLs produced by PhoenixOp, each delivery order is treated as a separate performance obligation that is satisfied at the point in time control of the product transfers to the customer. Revenue is measured as the amount we expect to receive in exchange for transferring commodities to the customer. Our commodity sales are typically based on prevailing market-based prices. When deliveries contain multiple products, an observable standalone selling price is generally used to measure revenue for each product. Revenues from product sales are presented separately from post-production expenses, including transportation costs, as we control the operated production prior to its transfer to customers.

In circumstances where we are the non-operator or mineral rights owner, we derive revenue from our interests in the sale of oil and natural gas production and do not consider ourself to have control of the product, resulting in the recognition of revenues net of post-production expenses. Oil, natural gas, and NGL sales revenues are generally recognized when control of the product is transferred to the customer, the performance obligations under the terms of the contracts with customers are satisfied and collectability is reasonably assured. Given the inherent time lag between when oil, natural gas, NGL production and sales occur, and when operators or purchasers often make disbursements to royalty interest owners and due to the large potential fluctuations of both production and sale price, a significant portion of our revenue may represent accrued revenue based on estimated net sales volumes and estimated selling prices of the commodities.

Effective April 2025, we began conducting marketing activities through our newly established subsidiary, Firebird Marketing. These activities include the purchase of crude oil from working interest owners and royalty interest holders in properties operated by PhoenixOp, and the subsequent sale of the crude oil to customers. The revenues and expenses from these sales and purchases are recognized on a gross basis as we act as a principal in these transactions by assuming control of the purchased crude oil before it is transferred to the customer.

We, through Firebird Services, provide water disposal services to PhoenixOp and third parties with respect to oil and gas production from wells in which we our the operator. Pricing for such services represents a fixed rate fee based on the quantity of water volume processed. Intercompany charges associated with PhoenixOp’s net interests are eliminated upon consolidation. The proportionate share of fees allocable to third-party working interest owners are recognized as revenues over the course of time, as services are performed. Revenues from water services are recognized only when it is probable we will collect the consideration we are entitled to in exchange for the services transferred to the customer.

Impairment of long-lived assets

We follow the provisions of ASC 360, Property, Plant, and Equipment (“ASC 360”). ASC 360 requires that our long-lived assets be assessed for potential impairment of their carrying values whenever events or changes in circumstances indicate such impairment may have occurred. Proved oil and natural gas properties are evaluated by geologic basin for potential impairment. In accordance with the successful efforts method of accounting, impairment on proved properties is recognized when the estimated undiscounted projected future net cash flows, or evaluation value using expected future prices of a geologic basin are less than its carrying value. If impairment occurs, the carrying value of the impaired geologic basin is reduced to its estimated fair value.

Unproved oil and natural gas properties do not have producing properties and are valued on acquisition by management, with the assistance of an independent expert when necessary. The valuation of unproved oil and gas properties is subjective and requires management to make estimates and assumptions that, with the passage of time, may prove to be materially different from actual results. The unproved basis is periodically evaluated by management to assess whether the value of a property has diminished. Management considers, (i) estimated potential reserves and future net revenues from an independent expert, (ii) its history in exploring the area, (iii) its future drilling plans per its capital drilling program prepared by its reservoir engineers and operations management, and (iv) other factors associated with the area. As reserves are proved through the successful completion of exploratory wells, the cost is transferred to proved properties. If it is determined that it is unlikely for an unproved property to be successfully developed prior to the lease expiration or extension, an impairment of the respective unproved property is recognized in the period in which that determination is made.

Preferred equity

We account for preferred equity in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”). The Series A Preferred Shares are not subject to any mandatory redemption and, accordingly, have been classified as permanent equity on our condensed consolidated balance sheets. Distributions are accrued as contractually obligated and are paid quarterly in arrears, when, as and if declared by our Board of Directors. The discount associated with the increasing-rate distributions is amortized using the effective interest method over the period preceding the commencement of the perpetual distribution rate. The accretion is recorded as an imputed distribution, recognized through retained earnings, with a corresponding increase to the carrying amount of the preferred equity.

Recent Accounting Pronouncements

See “Part I. Item 1. Financial Statements— Note 2 – Significant Accounting Policies” of the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report, for recently adopted accounting pronouncements and recent accounting pronouncements not yet adopted, if any.

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

To reduce the impact of fluctuations in oil, NGL, and natural gas prices on our revenues, we periodically enter into commodity derivative contracts with respect to certain of our oil, NGL, and natural gas production through various transactions that limit the risks of fluctuations of future prices. Additionally, we are required to hedge a portion of anticipated oil production pursuant to certain covenants under the Fortress Credit Agreement. As a part of our derivative contracts, as of September 30, 2025, over the next three years, we had nearly 9.0 million Bbl hedged at a weighted average strike price of $61.54 per Bbl, which would generate revenues of approximately $556.2 million over the same period, assuming a price of $0 per Bbl. We plan to continue our practice of entering into such transactions to reduce the impact of commodity price volatility on our net cash provided by operating activities. Future transactions may include additional price swaps, whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty, or collars, whereby we would receive the excess, if any, of the fixed floor over the floating rate or pay the excess, if any, of the floating rate over the fixed ceiling. These hedging activities are intended to limit our exposure to product price volatility and to reduce the impact of commodity price volatility on our net cash provided by operating activities.

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

The fair market value of our commodity derivative contracts was a net asset of $4.2 million as of September 30, 2025. Based upon our open commodity derivative positions at September 30, 2025, a hypothetical 10.0% increase in the NYMEX WTI price would decrease our net derivative asset position by $60.7 million, while a 10.0% decrease in the NYMEX WTI price would increase our net derivative asset position by $59.9 million.

A $1.00 per Bbl change in our realized oil price would have resulted in a $5.7 million and a $3.2 million change in our oil revenues for the nine months ended September 30, 2025 and 2024, respectively. A $0.10 per Mcf change in our realized natural gas price would have resulted in a $0.2 million and $0.3 million change in our natural gas revenues for the nine months ended September 30, 2025 and 2024, respectively. A $1.00 per Bbl change in NGL prices would have resulted in a $0.4 million and $0.5 million change in our NGL revenues for the nine months ended September 30, 2025 and 2024, respectively. Revenues from oil sales contributed 95.1% and 89.8%, revenues from natural gas sales contributed 1.2% and 3.9%, and revenues from NGL sales contributed 1.8% and 6.3% of our consolidated revenues for the nine months ended September 30, 2025 and 2024, respectively.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under our credit facilities, which bear interest at a floating rate. The average interest rate incurred when such facility was outstanding on our borrowings under the Fortress Credit Agreement during the nine months ended September 30, 2025 was 11.4%. Assuming no change in the amount of borrowings under the Fortress Credit Agreement outstanding, a hypothetical 100 basis point increase or decrease in the average interest rate under these borrowings would increase or decrease our interest expense on those borrowings on an annual basis by approximately $4.0 million. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness—Fortress Credit Agreement.”

Counterparty and Customer Credit Risk

We often maintain cash balances in excess of the federally insured limits, which may subject us to concentrations of credit risk. We manage this risk by maintaining deposits with a financial institution that we believe to be creditworthy and by monitoring their financial condition on an ongoing basis.

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

Our principal exposures to credit risk are through receivables generated by product sales from the delivery of commodities that we extract and deliver to purchasers and the production activities of our operators. For the three months ended September 30, 2025, three purchasers of our commodities and thirteen third-party E&P operators made up 49.0% and 14.0% of our consolidated revenue, respectively, as compared to one purchaser of our commodities and four third-party E&P operators that made up 38.0% and 60.0% of our consolidated revenue, respectively, for the three months ended September 30, 2024. For the nine months ended September 30, 2025, three purchasers of our commodities and twelve third-party E&P operators made up 54.0% and 16.0% of our consolidated revenue, respectively, as compared to one purchaser of our commodities and six third-party E&P operators that made up 30.0% and 33.0% of our consolidated revenue, respectively, for the nine months ended September 30, 2024.

Similarly, as of September 30, 2025, we had concentrations in accounts receivable of 19.0%, 12.0% and 11.0% with three purchasers of our commodities and 12.0% with one third-party E&P operator, as compared to 17.0%, 15.0%, and 13.0% with three third-party E&P operators as of December 31, 2024. Although we are exposed to a concentration of credit risk due to our reliance on operators and purchasers of our commodities, we do not believe the loss of any single counterparty would materially impact our operating results as crude oil and natural gas are fungible products with well-established markets and numerous participants. If multiple purchasers were to cease making purchases at or around the same time, we believe there would be challenges initially, but there would be ample markets to handle the disruption. Additionally, recent rulings in bankruptcy cases involving our third-party E&P operators have stipulated that royalty owners must still be paid for oil, gas, and NGL extracted from their mineral acreage during the bankruptcy process. In light of this, we do not expect the entry of one of our operators or purchasers into bankruptcy proceedings would materially affect our operating results.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2025 as a result of the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting, as described above. Except as discussed above, there were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We have been, are and/or may in the future be involved in various legal proceedings, lawsuits, regulatory investigations, and other claims in the ordinary course of business. In particular, due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities, including workers’ compensation claims and employment-related disputes. Such matters are subject to many uncertainties, and outcomes are not predictable with certainty. In the opinion of our management, none of the matters, disputes, or claims we are involved in, if decided adversely, will have a material adverse effect on our financial condition, cash flows, or results of operations. See “Part I. Item 1. Financial Statements—Note 13 – Commitments and Contingencies” of the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

Historically, the commodities markets have been volatile, and these markets will likely continue to be volatile in the future. During the period from January 1, 2021 through September 30, 2025, prices for crude oil reached a high of $123.64 per Bbl and a low of $47.47 per Bbl. Over the same time period, natural gas prices reached a high of $23.86 per MMBtu and a low of $1.21 per MMBtu. A decline in oil and natural gas prices can have an adverse effect on the value of our interests in the land and revenue from our own direct drilling production, which will materially and adversely affect our ability to generate cash flows and, in turn, our ability to make interest and principal payments on the Notes and distribution payments on the Preferred Shares.

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

These factors and the volatility of oil and natural gas prices make it extremely difficult to predict future crude oil, natural gas, and NGL price movements or to estimate the value of producing properties for acquisition and often cause disruption in the market for oil and natural gas producing properties, as buyers and sellers have difficulty agreeing on such value. Certain actions by OPEC and other oil producing nations in the first half of 2020, combined with the impact of the COVID-19 pandemic and a shortage in available storage for hydrocarbons in the United States, contributed to the historic low price for crude oil in April 2020. While the prices for crude oil have generally increased since then, such prices have historically remained volatile, which has adversely affected the prices at which production from our properties is sold, as well as the production activities of operators on our properties, and may continue to do so in the future. This, in turn, has and will materially affect the amount of royalty payments that we receive from our third-party E&P operators and our income from direct drilling operations. Price volatility also makes it difficult to budget for and project the return on acquisitions and development and exploitation projects. In particular, our five-year development plan is based on assumed average oil and natural gas prices of $64.39 per barrel and $3.85 per MMBtu, respectively, and our outlook for 2025 is based on average benchmark commodity prices of $71.98 per barrel for crude oil and $3.94 per Mcf for natural gas, which are significantly higher than recent lows of $58.29 per barrel of for crude oil, as of October 16, 2025 and $2.65 per MMBtu for natural gas, as of October 17, 2025. Although prices have recovered since then, there can no be assurance that prices will not experience another significant decrease. This plan and outlook may need to be adjusted in the future as a result of any material sustained decrease in oil and natural gas prices as compared to our assumptions, which could have a material adverse effect on our business, financial condition, results of operations, and prospects. In addition, in response to a sustained decrease in oil and natural gas prices, we may determine to adjust our overall business plan by adjusting capital expenditures, decreasing drilling operations, and/or reducing production plans, among other actions. Such actions and circumstances would impact our revenue, operating expenses, and liquidity. For example, we may be required to raise additional capital, above our current expectations, in order to fully realize our current or adjusted business plan.

Our revenues, operating results, profitability, and future rate of growth depend primarily on the prices of oil and, to a lesser extent, natural gas that we sell. Any substantial decline in the price of crude oil, natural gas, and NGL or prolonged period of low commodity prices will materially adversely affect our business, financial condition, results of operations, and cash flows. Further, a slowdown in the timing of oil or natural gas production, especially if in connection with a decline in prices, may reduce our ability to collect lease payments from leaseholders, which could limit our ability to make interest and principal payments on the Notes and distribution payments on the Preferred Shares. Prices also affect the amount of cash flow available for capital expenditures and our ability to raise additional capital. In addition, we may need to record asset carrying value write-downs if prices fall. A significant decline in the prices of natural gas or oil could adversely affect our financial position, financial results, cash flows, access to capital, and ability to grow.

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

A significant portion of our consolidated revenue is generated from product sales for the delivery of commodities that we extract and deliver to purchasers, and we currently deliver to a limited number of purchasers. For example, for the nine months ended September 30, 2025, three purchasers of our commodities made up 54.0% of our consolidated revenue, as compared to one purchaser of our commodities that made up 30.0% of our consolidated revenue for the nine months ended September 30, 2024 and one purchaser of our commodities that made up 21.0% of our consolidated revenue for the year ended December 31, 2024. While we do not believe that the loss of any one purchaser would have a material impact on our revenue, to the extent there is a delay in transferring our commodity sales or entering into purchase contracts with another, new or replacement purchaser, there could be a delay in product sales or an adverse impact on our revenue during the respective period. A large portion of our current mineral rights and lease holdings are serviced by a limited number of third-party E&P operators and, as a result, we generate a significant portion of our revenue and accounts receivable from a limited number of third-party E&P operators. For the nine months ended September 30, 2025, twelve third-party E&P operators made up 16.0% of our consolidated revenue, as compared to six third-party E&P operators that made up 33.0% of our consolidated revenue for the nine months ended September 30, 2024. For the year ended December 31, 2024, one third-party E&P operator made up 21.0% of our consolidated revenue, as compared to one third-party E&P operator that made up 11.0% of our consolidated revenue for the year ended December 31, 2023, and four third-party E&P operators that made up 16.0%, 16.0%, 15.0%, and 14.0% of our consolidated revenue for the year ended December 31, 2022. Similarly, as of September 30, 2025, we had concentrations in accounts receivable of 19.0%, 12.0% and 11.0% with three purchasers of our commodities and 12.0% with one third-party E&P operator, as compared to 17.0%, 15.0%, and 13.0% with three third-party E&P operators as of December 31, 2024, 26.0% and 14.0% with two third-party E&P operators as of December 31, 2023, and 34.0% and 10.0% with two third-party E&P operators as of December 31, 2022. A significant portion of our revenue and accounts receivable are generally derived from our diverse holdings of mineral rights and lease holdings and are generally not generated pursuant to agreements directly between us and the operators of the properties underlying our mineral rights and lease holdings. These interests generate revenue from the sale of crude oil and natural gas, which is paid monthly to us by various third-party oil and gas operators once any extracted crude oil and natural gas is delivered by such operators to purchasers. Those purchasers remit payment for production to the operators of the wells pursuant to sales agreements entered into among the purchasers and such operators, and the operators, in turn, remit payment to the owners in accordance with their ownership percentage in each well (or unit of wells).

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

Recovery of proved and probable undeveloped reserves requires significant capital expenditures and successful drilling operations. As of September 30, 2025, approximately 55.8% of our total estimated proved reserves and 100% of our total estimated probable reserves were undeveloped. Furthermore, as of September 30, 2025, we had 155.2 million Boe in total estimated probable undeveloped reserves, which is approximately 1.6 times our total proved reserves. Our reserves estimates assume that substantial capital expenditures will be made to develop non-producing reserves. As of December 31, 2024, we estimate that we will need to make approximately $749.3 million and $3,224.8 million in capital expenditures to develop all our proved and probable undeveloped reserves, respectively. Estimates of capital expenditures are subject to fluctuations in oil and natural gas prices, equipment availability, labor markets, and other factors that we may not foresee or control. As such, we cannot be sure that the estimated costs attributable to our reserves are accurate.

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

As of the date of this Report, we do not own any registered intellectual property rights for our software system used in our mineral rights discovery, grading and estimates, and acquisition. We rely on trade secret laws to protect our software. There can be no assurance that these protections will be available in all cases or will be adequate to prevent third parties from copying, reverse engineering, or otherwise obtaining and using our software. We substantially rely on this software to identify profitable assets ahead of our competitors. If an existing competitor or anyone else replicates our software, then we may be unable to successfully compete and may be unable to identify, acquire, and invest in attractive assets, which would have a material adverse effect on our business and our ability to repay any of our debts, including the obligations under the Notes and the Preferred Shares.

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

Current economic and political conditions make tax rates in any jurisdiction subject to significant change. Our future effective tax rates could also be affected by changes in the valuation of our deferred tax assets and liabilities, or changes in tax laws or their interpretation, including changes in tax laws affecting our products and solutions and the oil and gas industry more generally. We are also subject to the examination of our tax returns and other documentation by the U.S. Internal Revenue Service (the “IRS”) and state tax authorities. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance as to the outcome of these examinations or that our assessments of the likelihood of an adverse outcome will be correct. If our effective tax rates were to increase or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, this could materially and adversely impact our financial condition and results of operations.

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

The COVID-19 pandemic and other public health emergencies historically have had a material adverse effect on oil and gas businesses, due to governmental restrictions, associated repercussions, and operational challenges to supply and demand for oil and natural gas and the economy generally. The impacts of public health emergencies are uncertain and hard to predict. An extended period of global supply chain and economic disruption, as well as significantly decreased demand for oil and gas, due to any future public health emergencies, or otherwise, could have a material adverse effect on our business, access to sources of liquidity, and financial condition. Additionally, extended disruptions to the global economy are likely to cause fluctuations in oil prices and the timing of oil production, which could have a material adverse effect on our ability to generate cash flow, which in turn could limit our ability to pay principal and interest on the Notes and distribution payments on the Preferred Shares.

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

Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the Notes, the Preferred Shares and our other indebtedness.

We have a significant amount of indebtedness. We may not generate sufficient cash flow from operations, or have future borrowings available under credit facilities or other sources of financing, to enable us to repay our indebtedness, to pay distributions on the Preferred Shares, or to fund our other liquidity needs. As of September 30, 2025, after giving effect to the borrowing of additional $50.0 million in aggregate under the Fortress Credit Agreement in October 2025, we had approximately $1,455.8 million of indebtedness outstanding, which comprised $450.0 million outstanding under the Fortress Credit Agreement, $218.2 million outstanding under the Adamantium Loan Agreement (and corresponding amount of Adamantium Securities), $683.6 million of Reg D Bonds outstanding, $59.7 million of Reg A Bonds outstanding, $25.9 million of the Exchange Notes outstanding, and $18.4 million of the Registered Notes outstanding. Furthermore, the Fortress Credit Agreement provides for a rebate of approximately $15.0 million in original issue discount, payable by setoff against final payment in full of the Fortress Credit Agreement, if (a) all outstanding principal and accrued interest on the loans under the Fortress Credit Agreement are paid in full in cash on or before December 18, 2027, and (b) no event of default resulting from the failure to pay principal or interest when due under the terms and conditions of the Fortress Credit Agreement has occurred prior to such date, subject to certain other conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness.”

Specifically, our high level of indebtedness could have important consequences, including:

•

making it more difficult for us to satisfy our obligations with respect to the Notes, the Preferred Shares and our other indebtedness, and if we fail to comply with these requirements, an event of default could result under the Notes or other indebtedness and we may be unable to make distributions or conduct redemptions with respect to the Preferred Shares;

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

We may incur significant additional indebtedness in the future. The indentures that govern our Notes do not contain any limitations on our ability to incur additional indebtedness, including Senior Debt. Although the Fortress Credit Agreement contains, and the terms of future indebtedness we incur may contain, restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. If we incur any additional Senior Debt, the holders of that indebtedness will be entitled to repayment in full from any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution, or other winding up of us prior to any payment to holders of Notes. If we incur any additional indebtedness that ranks equally with the Registered Notes, subject to collateral arrangements, the holders of that indebtedness will be entitled to share ratably with you in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution, or other winding up of our company. If we incur any additional debt, the holders of that indebtedness will be entitled to repayment in full from any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution, or other winding up of us prior to any payment to holders of Preferred Shares. In each case, this could reduce the amount of proceeds paid to you. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. If new indebtedness or other obligations are added to our current indebtedness levels, the related risks that we now face would increase.

We may not be able to generate sufficient cash to service all of our existing and future indebtedness, including the Registered Notes, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

As a result of our substantial indebtedness, a significant amount of our cash flow will be required to pay interest and principal on our outstanding indebtedness. Our ability to make scheduled payments on or refinance our indebtedness or to make distribution payments on the Preferred Shares, depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory, and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal of, premium, if any, and interest on our indebtedness, distributions on the Preferred Shares, or to service our other obligations.

We recorded net income of $32.8 million and net loss of $11.3 million for the nine months ended September 30, 2025 and 2024, respectively, and net income (loss) of $(24.8) million, $(16.2) million, and $5.7 million for the years ended December 31, 2024, 2023, and 2022, respectively. Through 2024, we incurred a significant amount of debt in order to accelerate the growth of our business by acquiring additional assets and establishing our direct drilling operations. As a result, our cash flows from operations alone would not have been sufficient to service required cash interest and principal payment obligations under our then-existing debt in 2023 and 2024. During the nine months ended September 30, 2025, we continued to incur a significant amount of debt. Furthermore, as of December 31, 2024, we estimate that we will need to make approximately $749.3 million and $3,224.8 million in capital expenditures to develop all our proved and probable undeveloped reserves, respectively, and that we will need to raise approximately $658.9 million in additional capital through the end of 2028 to fund such development. Although we expect our cash flows from operations to be sufficient to service cash interest and principal payment obligations under our debt for the foreseeable future, there can be no assurance as to the sufficiency of our cash flows for that purpose, and we do not expect such cash flows alone to be adequate to fund both our debt service obligations and the development of our reserves. Therefore, we expect to require additional capital to fund our growth and may require additional liquidity to service our debt. As a result, we may use the proceeds of additional debt or securities offerings to make interest and principal payments on our existing debt. See “—Risks Related to Our Business and Operations—The acquisition and development of our properties, directly or through our third-party E&P operators, will require substantial capital, and we and our third-party E&P operators may be unable to obtain needed capital or financing on satisfactory terms or at all, including as a result of increases in the cost of capital resulting from Federal Reserve policies in the past few years and otherwise,” “—Despite our current level of indebtedness, we will still be able to incur substantially more debt. This could further exacerbate the risks to our financial condition described above,” and “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

If our cash flows from operations and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital, or restructure or refinance our indebtedness, including the Notes. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. If we cannot make scheduled payments on our indebtedness, we will be in default and holders of such indebtedness could declare all outstanding principal of, premium on, and interest, if any, on such indebtedness to be due and payable, and the lenders under any revolving or delayed draw credit facilities, including the Fortress Credit Agreement, could terminate their commitments to loan money to us. As a result of a default, any secured lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation. All of these events could result in your losing all or a part of your investment in the Registered Notes or Preferred Shares, as applicable.

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

As of September 30, 2025, after giving effect to the borrowing of additional $50.0 million in aggregate under the Fortress Credit Agreement in October 2025, we had approximately $743.9 million of indebtedness maturing within three years, including all amounts under the Fortress Credit Agreement, $886.3 million of indebtedness maturing within five years, including all amounts under the Fortress Credit Agreement, $1,010.7 million of indebtedness maturing within seven years, and $1,455.8 million of indebtedness maturing within eleven years. Furthermore, the Fortress Credit Agreement provides for a rebate of approximately $15.0 million in original issue discount, payable by setoff against final payment in full of the Fortress Credit Agreement, if (a) all outstanding principal and accrued interest on the loans under the Fortress Credit Agreement are paid in full in cash on or before December 18, 2027, and (b) no event of default resulting from the failure to pay principal or interest when due under the terms and conditions of the Fortress Credit Agreement has occurred prior to such date, subject to certain other conditions. The terms of the Registered Notes, Adamantium Securities, the Reg A Bonds, the Subordinated Reg D Bonds, and the July 2022 506(c) Bonds contain mandatory redemption provisions providing the holders thereof with the ability to request redemption of their bonds at any time prior to maturity at a price equal to 100% (with respect to the Adamantium Secured Note), 90% (with respect to the July 2022 506(c) Bonds), or 95% (with respect to the Adamantium Bonds, the Reg A Bonds, and the Subordinated Reg D Bonds) of the principal amount being redeemed. The amount of such redemption is limited (i) on an annual basis to 10% of the aggregate principal amount of Registered Notes, Adamantium Bonds, Reg A Bonds, or Subordinated Reg D Bonds, as applicable, then issued and outstanding and (ii) $5.0 million in aggregate principal amount of the Adamantium Secured Note in any 12-month period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness.” Consequently, we will need to repay, refinance, replace, or otherwise extend the maturity of a substantial amount of our existing indebtedness. Our ability to repay, refinance, replace, or extend will be dependent on, among other things, business conditions, our financial performance, and the general condition of the financial markets. If a financial disruption were to occur at the time that we are required to repay such indebtedness, we could be forced to undertake alternate financings, negotiate for an extension of the maturity of such indebtedness, or sell assets and delay capital expenditures in order to generate proceeds that could be used to repay such indebtedness. We cannot assure you that we will be able to consummate any such transaction on terms that are commercially reasonable, on terms acceptable to us, or at all. Our failure to repay, refinance, replace, or otherwise extend the maturity of our indebtedness could result in an event of default under the documents governing our indebtedness, which could lead to an acceleration or repayment of substantially all of our outstanding indebtedness. All of these events could result in your losing all or a part of your investment in the Registered Notes or Preferred Shares, as applicable.

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

The agreements governing certain of our existing indebtedness contain, and the agreements governing future indebtedness we may incur may contain, a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:

•	incur additional indebtedness and guarantee indebtedness;

•	issue equity securities;

•	pay distributions or make other distributions in respect of, or repurchase or redeem, any of our securities;

•	prepay, redeem, or repurchase certain indebtedness;

•	make loans and investments;

•	sell or otherwise dispose of assets;

•	incur liens;

•	enter into transactions with affiliates;

•	designate any of our subsidiaries as unrestricted subsidiaries;

•	enter into agreements restricting our subsidiaries’ ability to pay distributions;

•	consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets; and

•	prepay subordinated or junior lien indebtedness.

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

Furthermore, if we were unable to repay the amounts due and payable under any secured indebtedness, including the Fortress Credit Agreement, those lenders could proceed against the collateral granted to them, including our available cash, to secure that indebtedness, subject to the provisions of any outstanding intercreditor arrangements. In the event our lenders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. All of these events could result in your losing all or a part of your investment in the Registered Notes or Preferred Shares, as applicable.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under the Fortress Credit Agreement are, and borrowings under indebtedness we may incur in the future may be, at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness and paying distributions on the Preferred Shares will correspondingly decrease. In the future, we may enter into interest rate swaps that involve the exchange of floating-for fixed-rate interest payments in order to reduce interest rate volatility or risk. However, we may not maintain interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully or effectively mitigate our interest rate risk.

Risks Relating to the Preferred Shares

The Preferred Shares represent perpetual equity interests in us, and holders of Preferred Shares should not expect us to redeem any Preferred Shares on any particular date.

The Preferred Shares represent perpetual equity interests in us, and they have no maturity or mandatory redemption date and are not redeemable at the option of holders of Preferred Shares under any circumstances. As a result, unlike our indebtedness, none of the Preferred Shares will give rise to a claim for payment of a principal amount at a particular date. Instead, the Preferred Shares may be redeemed by us at our option at any time or from time to time, out of funds legally available for such redemption, at a redemption price payable in cash of $27.50 per Preferred Share plus an amount equal to all accumulated and unpaid distributions thereon to, but excluding, the date of redemption, whether or not declared. Any decision we may make at any time to redeem the Preferred Shares will depend upon, among other things, our evaluation of our capital position and general market conditions at that time. In addition, the instruments governing our outstanding indebtedness currently do and may in the future limit our ability to redeem the Preferred Shares. For example, under the terms of the Fortress Credit Agreement we may only redeem the Preferred Shares so long as, among others, (i) no default or event of default has occurred and is continuing or would occur as a result of such redemption and (ii) immediately after giving effect to such redemption we remain in compliance with the financial covenants to maintain (a) a maximum total secured leverage ratio, (b) a minimum current ratio, and (c) a minimum asset coverage ratio on a pro forma basis. Further, under the terms of the Fortress Credit Agreement, we may only expend an aggregate amount of $5,000,000 to redeem Preferred Shares in any fiscal quarter, which quarterly limit may be reduced by the amount of certain cash payments made during such quarter to the extent related to certain debt refinancing transactions. For a description of the terms of the Fortress Credit Agreement, including these ratios and limits on our ability to redeem the Preferred Shares, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness—Fortress Credit Agreement.” As a result, the holders of the Preferred Shares should expect to bear the financial risks of an investment in the Preferred Shares for an indefinite period of time. Moreover, as further described below, the Preferred Shares will rank junior to all of our existing and future indebtedness and other liabilities with respect to assets available to satisfy claims against us.

The Preferred Shares are junior and subordinated to our existing and future indebtedness, and your interests could be diluted by the issuance of additional equity interests, including additional Preferred Shares, and by other transactions.

The Preferred Shares will rank, with respect to rights to the payment of distributions and the distribution of assets upon our liquidation, dissolution or winding up, (a) senior to all classes or series of equity securities issued by us other than equity securities referred to in clauses (b) and (c) (“Junior Securities”); (b) on a parity with all equity securities issued by us with terms specifically providing that those equity securities rank on a parity with the Preferred Shares with respect to rights to the payment of distributions and the distribution of assets upon our liquidation, dissolution or winding up (“Parity Securities”); (c) junior to all equity securities issued by us with terms specifically providing that those equity securities rank senior to the Preferred Shares with respect to rights to the payment of distributions and the distribution of assets upon our liquidation, dissolution or winding up (“Senior Securities”); and (d) junior to all of our existing and future indebtedness and to the indebtedness of our existing subsidiaries and any future subsidiaries.

The Preferred Shares are junior and subordinated to all our existing and future indebtedness and to the indebtedness of our existing subsidiaries and any future subsidiaries. We and our subsidiaries have incurred and may in the future incur substantial amounts of debt and other obligations that will rank senior to the Preferred Shares. As of September 30, 2025, after giving effect to the borrowing of an additional $50.0 million in aggregate under the Fortress Credit Agreement in October 2025, we would have had approximately $1,455.8 million of indebtedness outstanding. We have historically conducted, and from time to time may conduct, offerings of debt securities pursuant to Regulation D or Regulation A, or pursuant to our registration statement on Form S-1 (File No. 333-282862) and, as of September 30, 2025, we and our subsidiaries are authorized to issue up to approximately $2.7 billion in additional debt securities through such offerings. The payment of principal and interest on our existing and future debt reduces cash available for distribution, including the holders of the Preferred Shares. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets to pay amounts due on any or all of the Preferred Shares then outstanding and any Parity Securities that we have issued or may issue in the future, in which case, holders of the Preferred Shares will share ratably with holders of such Parity Securities. The issuance of any Senior Securities or additional Parity Securities (and including additional Preferred Shares) would dilute the interests of the holders of the Preferred Shares and could affect our ability to pay distributions on, redeem, or pay the liquidation preference on the Preferred Shares. Certain of our existing or future debt instruments may restrict the authorization, payment or setting apart of distributions for the Preferred Shares. If we decide to issue additional debt or Senior Securities in the future, it is possible that these securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Future issuances and sales of Senior Securities, Parity Securities or Junior Securities, or the perception that such issuances and sales could occur, may cause prevailing market prices for the Preferred Shares to decline and may adversely affect our ability to raise additional capital in the financial markets at times and prices favorable to us.

The Preferred Shares have only limited voting rights.

The holders of the Preferred Shares will have only limited voting rights. Except as set forth in our governing documents or as otherwise required by Delaware law, holders of the Preferred Shares generally will not have voting rights. Although the holders of the Preferred Shares are entitled to limited protective voting rights with respect to certain matters and additional voting rights contingent upon the occurrence of certain events, each as described in the Share Designation with respect to such matters, the Preferred Shares will generally vote separately as a class along with all other series of Parity Securities that we may issue upon which like voting rights have been conferred and are exercisable. As a result, the voting rights of holders of Preferred Shares are limited and may be significantly diluted, and the holders of any such other series of Parity Securities that we may issue may be able to control or significantly influence the outcome of any vote.

Market interest rates and other factors may affect the value of the Preferred Shares.

The price of the Preferred Shares are and will be impacted by the distribution yield on the Preferred Shares relative to market interest rates. An increase in market interest rates may lead prospective purchasers of the Preferred Shares to expect a higher yield, and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for distribution, including to the holders of the Preferred Shares. Accordingly, higher market interest rates could cause the market price of the Preferred Shares to decrease.

The trading prices of the Preferred Shares of the Preferred Shares will also depend on many other factors, which may change from time to time, including but not limited to:

•	the market for similar securities;

•	government action or regulation;

•	general economic conditions or conditions in the financial or energy markets;

•	our financial condition, performance and prospects; and

•	the financial condition, performance and prospects of similarly situated companies;

In addition, over the last several years, prices of equity securities, including equity securities issued by companies in our industry, in the U.S. trading markets have been experiencing extreme price fluctuations. As a result of these and other factors, investors who purchase the Preferred Shares in this offering may experience significant volatility, including a substantial and rapid decrease, in the market price of the Preferred Shares. This volatility and any decrease may be driven by factors unrelated to our operating performance or prospects.

Your ability to transfer the Preferred Shares at a time or price you desire may be limited by the absence of an active trading market, which may not develop or if developed might not stay sustainbly active.

The Preferred Shares are securities issued recently with no prior established trading market. An active trading market on the NYSE American for the Preferred Shares may not develop or, even if it develops, may not last, in which case the trading price of the Preferred Shares could be adversely affected and your ability to transfer your Preferred Shares will be limited.

Our obligations to make distributions on the Preferred Shares, together with the terms of our existing indebtedness, could adversely affect our business, results of operation, and financial condition, and our ability to service or otherwise repay our indebtedness may be adversely affected.

On September 29, 2025, we completed our initial public offering of Preferred Shares (the “Offering”) pursuant to Tier 2 of Regulation A+ promulgated under the U.S. Securities Act of 1933, as amended. Upon completion of the Offering, we sold an aggregate of 2,704,023 Preferred Shares representing $67,600,575.00 in initial liquidation preference at a public offering price of $20.00 per share. In connection with the Offering, we amended and restated our Second Amended and Restated Limited Liability Company Agreement, dated as of January 23, 2025, and entered into a Third Amended and Restated Limited Liability Company Agreement and a Share Designation with respect to the Preferred Shares (together, the “New LLC Agreement”) to, among other things, (i) establish an authorized share capital consisting of common shares and preferred shares, each representing limited liability company interests, (ii) create a new class of Preferred Shares with the designations, preferences and other rights as set forth in the New LLC Agreement, and (iii) establish a board of directors to manage our business and affairs. Following the completion of the Offering, we became obligated to make certain distributions to the holders of the Preferred Shares, which will reduce any amounts available for the service or repayment of our indebtedness and may otherwise impact our available resources to invest in the growth of our business. We cannot assure you that our businesses will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to make distributions on the Preferred Shares, pay our indebtedness or to fund our other liquidity needs. Following the completion of the Offering, the Preferred Shares also expose us to a number of additional costs and risks, including as a result of such shares being listed on the NYSE American, our tax status as a partnership, and broader expansion of our equity owners. These and other risks may otherwise increase the risks described elsewhere herein.

We may fail to comply with the continued listing standards of the NYSE American, which may result in a delisting of our Preferred Shares.

On September 30, 2025, the Preferred Shares commenced trading on the NYSE American under the symbol “PHXE.P.” Although we expect to meet the minimum continued listing standards set forth in NYSE American listing standards, we cannot assure you that the Preferred Shares will continue to be listed on NYSE American in the future. In order to continue listing the Preferred Shares on NYSE American we must maintain certain financial, distribution and stock price levels and must maintain a minimum number of holders of Preferred Shares.

If NYSE American determines to delist the Preferred Shares and we are not able to list the Preferred Shares on another national securities exchange, a reduction in some or all of the following may occur, each of which could have a material adverse effect on the holders of Preferred Shares, as well as our business, financial condition and results of operations:

•	the liquidity of the Preferred Shares;

•	the market of the Preferred Shares;

•	our ability to obtain financing for the continuation of our operations;

•	the number of investors that will consider investing in the Preferred Shares;

•	the number of market makers in the Preferred Shares;

•	the availability of information concerning the trading prices and volume of the Preferred Shares; and

•	the number of broker-dealers willing to execute trades in the Preferred Shares.

In addition, the National Securities Markets Improvement Act of 1996 (“NSMIA”) provides for the federal preemption of state securities laws of “covered securities” under certain circumstances. Under NSMIA, covered securities include, among others, securities that are listed or approved on certain national securities exchanges (including NYSE American) and securities of an issuer that has securities listed or approved for listing on certain national securities exchanges where those securities are senior to the listed securities (for example, bonds issued by companies that have equity listed on a national securities exchange) or equal in rank to the listed securities. As a result, for so long as the Preferred Shares are listed on the NYSE American, we will not be required to register or qualify in any state the offer, transfer or sale of our Preferred Shares and any of our other securities that are senior or equal in rank to the Preferred Shares, including our Notes. If the Preferred Shares are delisted from the NYSE American and are not listed on another national securities exchange, the sale or transfer of the Preferred Shares and any of our other securities that are senior or equal in rank to the Preferred Shares, including our Notes, may not be exempt from state securities laws. In such event, we may need to register or otherwise qualify such securities for any offer, transfer or sale in certain states or determine that any such offer, transfer or sale is exempt under applicable state securities laws. To the extent that we do not register or otherwise qualify such securities, or determine that such securities are not exempt under applicable state securities laws, we and the holders of such securities may be limited in the ability to offer, transfer or sell such securities, which could have a material adverse effect on the value of such securities, on our ability to raise capital, and on our liquidity, business, financial condition, results of operations and prospects.

Our ability to issue Parity Securities in the future could adversely affect the rights of holders of our Preferred Shares.

We may in the future issue Parity Securities, which could have the effect of reducing the amounts available to the holders of the Preferred Shares issued in this offering upon our liquidation, dissolution or winding up if we do not have sufficient funds to pay all liquidation preferences of the Preferred Shares and any such Parity Securities in full. It also would reduce amounts available to make distributions on the Preferred Shares issued in this offering if we do not have sufficient funds to pay distributions on all outstanding Preferred Shares and any such Parity Securities. In addition, future issuances and sales of Parity Securities, or the perception that such issuances and sales could occur, may cause prevailing market prices for the Preferred Shares to decline and may adversely affect our ability to raise additional capital in the financial markets at times and prices favorable to us.

We are not required to accumulate cash for the purpose of meeting our obligations to holders of the Preferred Shares, which, along with the agreements governing our indebtedness, may limit the cash available to make distributions on the Preferred Shares.

Pursuant to the terms of the Preferred Shares, distributions on the Preferred Shares will accrue whether or not we have earnings, whether there are assets legally available for the payment of such distributions and whether such distributions are authorized or declared. However, future distributions on our common shares and preferred shares, including the Preferred Shares, will be at the discretion of our board of directors and will depend on, among other things, our results of operations, cash flow from operations, financial condition and capital requirements, any debt service requirements and any other factors our board of directors deems relevant. Our ability to pay cash distributions on the Preferred Shares is dependent on our ability to operate profitably and to generate cash from our operations. In addition, the instruments governing our outstanding indebtedness currently do and may in the future limit our ability to make distributions with respect to the Preferred Shares. For example, under the terms of the Fortress Credit Agreement we may only declare or make a distribution with respect to the Preferred Shares so long as, among others, (i) no default or event of default has occurred and is continuing or would occur as a result of such distribution and (ii) immediately after giving effect to such distribution we remain in compliance with the financial covenants to maintain (a) a maximum total secured leverage ratio, (b) a minimum current ratio, and (c) a minimum asset coverage ratio on a pro forma basis. The terms of our outstanding indebtedness restrict, and the terms of future indebtedness we may incur may restrict, our current and future operations, particularly our ability to respond to changes in the economy or our industry or to take certain actions, which could harm our long-term interests. We cannot guarantee that we will be able to make cash distributions or what the actual distributions will be for any future period. Further, we are not required to accumulate cash for the purpose of meeting our obligations to holders of the Preferred Shares and the Preferred Shares are not subject to any sinking fund, which may reduce the extent of any cash available for distributions on the Preferred Shares.

Whenever distributions on the Preferred Shares are in arrears for six or more quarterly distribution periods (whether or not consecutive), the number of directors constituting our board of directors will be automatically increased by two and the holders of the Preferred Shares will be entitled to vote for the election of those two additional directors at a special meeting called by us at the request of the holders of record of at least 25% of the outstanding Preferred Shares, and at each subsequent annual meeting until all distributions accumulated on the Preferred Shares for all past distribution periods and the then current distribution period shall have been fully paid or declared and a sum sufficient for the payment thereof set aside for payment. Such remedies could have a material adverse effect on the Company’s financial condition.

Our ability to make distributions is limited by the requirements of Delaware law.

Our ability to make distributions may be adversely affected by a number of factors, including the risk factors described herein. Any reduction of our distributions would not only reduce the amount of distributions you would receive as a holder of our Preferred Shares, but could also have the effect of reducing the market price of our Preferred Shares and our ability to raise funds in new securities offerings.

In addition, the rate at which holders of our Preferred Shares are taxed on distributions we pay and the characterization of our distribution — be it ordinary income, capital gains, or a return of capital — could have an impact on the market price of our Preferred Shares and, in turn, our ability to raise funds in new securities offerings. After we announce the expected characterization of dividend distributions we have paid, the actual characterization (and, therefore, the rate at which holders of our Preferred Shares are taxed on the dividend distributions they have received) could vary from our expectation, including due to errors, changes made in the course of preparing our corporate tax returns, or changes made in response to an IRS audit, with the result that holders of our Preferred Shares could incur greater income tax liabilities than expected.

Holders of Preferred Shares may have liability to repay distributions.

Under certain circumstances, the holders of the Preferred Shares may have to repay amounts wrongfully returned or distributed to them. Under Section 18-607 of the Delaware Limited Liability Company Act (the “DLLCA”), we generally may not make a distribution if the distribution would cause our liabilities to exceed the fair value of our assets. Liabilities to members on account of their equity interests and liabilities that are non-recourse to us are not counted for purposes of determining whether a distribution is permitted. Delaware law provides that, unless otherwise agreed, for a period of three years from the date of an impermissible distribution, members who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited liability company for the distribution amount.

Risks Related to the Phoenix Equity’s Ownership of Our Common Shares and Certain LLCA Provisions.

The interests of holders of Preferred Shares may conflict with the interests of our controlling shareholder.

We are wholly owned and controlled by Phoenix Equity. LJC controls Phoenix Equity and, therefore, indirectly has control over our management. In connection with the Offering, we became a manager-managed limited liability company and our business and affairs are managed under the direction of a board of directors. Phoenix Equity holds all of our common shares, representing limited liability company interests, and, as a result, other than under the limited circumstances described in the Share Designation in which holders of the Preferred Shares have voting rights, we will continue to be controlled by Phoenix Equity. As a result of this concentrated control, Phoenix Equity has the ability to determine corporate matters for the foreseeable future, including the power to, among other things:

•	elect or remove any of our directors, at any time, with or without cause;

•

approve changes to the Third Amended and Restated Limited Liability Company Agreement of Phoenix Energy One, LLC, effective as of September 29, 2025 (“Third ARLLCA”) that require shareholder approval (subject to the limited voting rights of the Preferred Shares), as described in the Offering Statement; and;

•	ratify the appointment of our auditors;

Phoenix Equity may also be able to prevent or cause (either by way of a sale of their own stake or by approving our merger or sale of as a whole) a change of control of Phoenix Energy One, LLC. Phoenix Equity’s control over us, and the Phoenix Equity’s ability to prevent or cause a change of control of Phoenix Energy One, LLC, may delay or prevent a change of control, or cause a change of control to occur at a time when it is not favored by other shareholders. As a result, the trading price of the Preferred Shares could be adversely affected.

Our Third ARLLCA eliminates members of our board of directors’ fiduciary duties to us. If conflicts of interest arise among members of our board of directors and us, members of our board of directors may make decisions in their sole and absolute discretion, and shall be entitled to consider only such interests and factors as they desire, including their own interests.

Our Third ARLLCA contains provisions that eliminate the standards to which members of our board of directors’ would otherwise be held by state law, other than an implied contractual duty of good faith and fair dealing. To the extent permitted by any applicable law, members of board of directors are able make any decision or determination with respect to the us or our business and affairs, whether pursuant to the terms of the Third ARLLCA or otherwise in their sole and absolute discretion, and are entitled to consider only such interests and factors as they desire, including their own interests, and shall have no duty or obligation, fiduciary or otherwise, to give any consideration to any interest of or factors affecting us or any of our shareholders, including holders of Preferred Shares. As a result, if members of our board of directors interests and duties to other entities conflict with our interests, members of our board of directors may favor their own interest over the interest of us and our shareholders.

Furthermore, the Third ARLLCA provides that to the fullest extent permitted by DLLCA, members of our board of directors will not be liable to us or any of our shareholders for monetary damages unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that such member engaged in fraud, and we will also indemnify such members of our board of directors for to the fullest extent permitted by the DLLCA.

The Third ARLLCA contains an exclusive forum provision that may discourage lawsuits against us or our directors and officers.

The Third ARLLCA requires any dispute, controversy or claim arising out of or relating to the Third ARLLCA, or any breach, termination or the validity of the Third ARLLCA, our internal affairs, the ownership, transfer or rights or obligations of or with respect to any shares, or any action or inaction arising out of the foregoing, as well as any question of the arbitrator’s jurisdiction or the existence, scope or validity of the Third ARLLCA’s arbitration mechanism, to be submitted, upon notice delivered by any party to such claim, to confidential, final and binding arbitration. The foregoing arbitration requirements do not apply with respect to any suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Furthermore, the Third ARLLCA provides that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in our equity securities is deemed to have received notice of and consented to these provisions. These choice of forum provisions may result in increased costs to shareholders to bring a claim, limit a shareholder’s ability to bring a claim in a forum that it finds favorable for disputes with us or our directors, officers or other employees, and may generally have the effect of discouraging lawsuits against us and our directors, officers and other employees. However, shareholders are not deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. The enforceability of similar choice of forum provisions in other companies’ governing documents has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find these provisions in our Third ARLLCA to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

Risks Related to Certain Tax Matters

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the IRS were to treat us as a corporation for federal income tax purposes or if we were otherwise subject to a material amount of entity- level taxation, then cash available for distribution could be reduced.

The anticipated after-tax economic benefit of an investment in us depends largely on our being treated as a partnership for U.S. federal income tax purposes. Despite the fact that we are organized as a limited liability company under Delaware law, we will be treated as a corporation for U.S. federal income tax purposes unless we satisfy a “qualifying income” requirement. Based on our current operations, we believe we satisfy the qualifying income requirement. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity. We have not requested, and do not plan to request, a ruling from the IRS with respect to our classification as a partnership for U.S. federal income tax purposes.

If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate and we would also likely pay additional state and local income taxes at varying rates. Distributions would generally be taxed again as corporate dividends, and no income, gains, losses or deductions would flow through to our members. Because a tax would be imposed upon us as a corporation, the cash available to make principal and interest payments on the Notes and distribution payments on the Preferred Shares could be reduced. Thus, treatment of us as a corporation could result in a reduction in the anticipated cash-flow and after-tax return to our members, which would cause a reduction in the value of an investment in us and could cause a material adverse effect on our business, results of operation, and financial condition.

At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise, capital, and other forms of business taxes, as well as subjecting nonresident partners to taxation through the imposition of withholding obligations and composite, combined, group, block, or similar filing obligations on nonresident partners receiving a distributive share of state “sourced” income. We currently own property or do business in Montana, Utah, Wyoming, Texas, North Dakota and Colorado, among other states. Imposition on us of any of these taxes in jurisdictions in which we own assets or conduct business or an increase in the existing tax rates could result in a reduction in the anticipated cash-flow and after-tax return to our members, which would cause a reduction in the value of your investment in us and could cause a material adverse effect on our business, results of operation, and financial condition.

The tax treatment of publicly traded partnerships or an investment in us could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our shares, may be modified by administrative, legislative or judicial interpretation. From time to time, members of Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships or an investment in our shares, including eliminating partnership tax treatment for certain publicly traded partnerships, as well as reducing or eliminating certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies.

Any changes to federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible for us to be treated as a partnership for federal income tax purposes or otherwise adversely affect our business, financial condition or results of operations. Any such changes or interpretations thereof could cause a material adverse effect on our business, results of operation, and financial condition.

A successful IRS contest of the federal income tax positions we take may adversely impact the market for Preferred Shares and the cost of any IRS contest will reduce our cash available for distribution.

The IRS has made no determination as to our status as a partnership for U.S. federal income tax purposes. The IRS may adopt positions that differ from the positions we take, even positions taken with advice of counsel. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take and such positions may not ultimately be sustained. A court may not agree with some or all of the positions we take. As a result, any such contest with the IRS may materially and adversely impact the market for our shares and the price at which our shares trade. In addition, our costs of any contest with the IRS, principally legal, accounting and related fees, will be indirectly brne by our members because the costs will reduce our cash available for distribution.

Preferred Shares that are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of Preferred Shares) may be considered disposed. If so, the holder of such Preferred Shares would no longer be treated for tax purposes as a partner with respect to those Preferred Shares during the period of the loan and may recognize gain or loss from the disposition.

Because there are no specific rules governing the U.S. federal income tax consequence of loaning a partnership interest, a holder of Preferred Shares that are the subject of a securities loan may be considered as having disposed of the loaned shares. In that case, the holder of such Preferred Shares may no longer be treated for tax purposes as a partner with respect to those Preferred Shares during the period of the loan and may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those Preferred Shares may not be reportable by the shareholder and any cash distributions received by the holder as to those Preferred Shares could be fully taxable as ordinary income. You are encouraged to consult a tax advisor if you desire to assure your status as a partner and avoid the risk of gain recognition from a securities loan.

Certain tax consequences of the ownership of our Preferred Shares, including treatment of distributions as guaranteed payments for the use of capital, are uncertain.

The tax treatment of distributions on our Preferred Shares is uncertain. We treat the holders of the Preferred Shares as partners for tax purposes and will treat distributions on the Preferred Shares as guaranteed payments for the use of capital that will generally be taxable to the holders of the Preferred Shares as ordinary income. Although a holder of Preferred Shares will recognize taxable income from the accrual of such a guaranteed payment (even in the absence of a contemporaneous cash distribution), we anticipate accruing and making the guaranteed payment distributions quarterly. Otherwise, except in the case of our liquidation, the holders of Preferred Shares are generally not anticipated to share in our items of income, gain, loss or deduction, nor will we allocate any share of our nonrecourse liabilities to the holders of Preferred Shares. If the Preferred Shares were treated as indebtedness for tax purposes, rather than as guaranteed payments for the use of capital, distributions likely would be treated as payments of interest by us to the holders of Preferred Shares.

A holder of Preferred Shares will be required to recognize a gain or loss on a sale of Preferred Shares equal to the difference between the amount realized by such holder and such holder’s tax basis in the Preferred Shares sold. The amount realized generally will equal the sum of the cash and the fair market value of other property such holder receives in exchange for such Preferred Shares. Subject to general rules requiring a blended basis among multiple partnership interests, the tax basis of a Preferred Share will generally be equal to the sum of the cash and the fair market value of other property paid by the holder of such Preferred Shares to acquire such Preferred Shares. Gain or loss recognized by a holder of Preferred Shares on the sale or exchange of a Preferred Share held for more than one year generally will be taxable as long-term capital gain or loss. Because holders of Preferred Shares will generally not be allocated a share of our items of depreciation, depletion or amortization, it is not anticipated that such holders would be required to recharacterize any portion of their gain as ordinary income as a result of the recapture rules.

Investment in the Preferred Shares by tax-exempt investors, such as employee benefit plans and individual retirement accounts, and non-U.S. persons raises issues unique to them. The treatment of guaranteed payments for the use of capital to tax-exempt investors is not certain and such payments may be treated as unrelated business taxable income for U.S. federal income tax purposes. Distributions to non-U.S. holders of Preferred Shares are subject to withholding taxes. If the amount of withholding exceeds the amount of U.S. federal income tax actually due, non-U.S. holders of Preferred Shares may be required to file U.S. federal income tax returns in order to seek a refund of such excess. If you are a tax-exempt entity or a non-U.S. person, you should consult your tax advisor with respect to the consequences of owning our Preferred Shares.

Our treatment of distributions on our Preferred Shares as guaranteed payments for the use of capital means that such distributions will not be eligible for the 20% deduction for qualified business income.

For taxable years ending on or before December 31, 2025, a non-corporate member may be entitled to a deduction equal to 20% of its “qualified business income” attributable to its interest in a partnership, subject to certain limitations. As described above, we will treat distributions on the Preferred Shares as guaranteed payments for the use of capital, and under the applicable existing and proposed Treasury regulations promulgated under the Code (the “Treasury Regulations”) a guaranteed payment for the use of capital will not be taken into account for purposes of computing qualified business income. As a result, distributions received by the holders of our Preferred Shares will not be eligible for the 20% deduction for qualified business income. Holders of Preferred Shares should consult their tax advisors regarding the availability of the deduction for qualified business income.

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

We are a “controlled company” within the meaning of the corporate governance standards of the NYSE American and rely, and may continue to rely, on exemptions from certain corporate governance standards.

Phoenix Equity holds all of our common shares, representing limited liability company interests, and, as a result, other than under the limited circumstances described in the Share Designation setting forth the rights, powers and preferences of the Preferred Shares (the “Share Designation”) in which holders of the Preferred Shares have voting rights, Phoenix Equity has all of the voting power of our Company. As such, we are a “controlled company” under the rules of NYSE American. As a controlled company, we may elect not to comply with certain corporate governance requirements, including the requirements that:

•	a majority of our board of directors consists of “independent directors,” as defined under the rules of such exchange;

•	our board of directors has a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•

our board of directors has a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

For so long as we remain a “controlled company,” we may continue to rely on these exemptions. We have elected not to comply with certain corporate governance requirements under the rules, including the requirements above. As a result of these and any additional future elections, our board of directors currently does not and may not in the future have a majority of independent directors, we currently do not have and may never have a compensation committee consisting entirely of independent directors, and our directors currently are not and may not in the future be nominated or selected by independent directors.

We are a company with only preferred securities listed on the NYSE American and thus are only required to comply with certain corporate governance requirements, including with respect to our audit committee, to the extent required by Rule 10A-3 under the Exchange Act.

The rules of NYSE American provide that companies with only preferred or debt securities listed on NYSE American are only required to comply with the requirements to have a board that is composed of a majority of “independent directors,” an audit committee that is composed entirely of independent directors, an audit committee charter, and audit committee meeting requirements, responsibilities and authorities, to the extent required by Rule 10A-3 under the Exchange Act. We are a company with only preferred securities listed on NYSE American and thus are only required to comply with such requirements to the extent required by Rule 10A-3 under the Exchange Act. We intend to comply with these reduced requirements and with the requirements of Rule 10A-3 under the Exchange Act. As a result, under these rules, we must have an audit committee of at least one director, which director must be independent. We currently have one independent director who qualifies as independent for audit committee purposes. As a result of these reduced requirements, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of NYSE American, particularly with respect to the audit committee requirements set forth in the rules of NYSE American.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)

Recent Sales of Unregistered Securities: On September 29, 2025, Company completed its offering of Preferred Shares pursuant to Tier 2 of Regulation A+ promulgated under the U.S. Securities Act of 1933, as amended. The Preferred Shares were offered pursuant to the Company’s offering statement on Form 1-A, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 26, 2025 and initially qualified by the SEC on August 27, 2025. For more information, see the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2025.

(b)

Use of Proceeds: On May 14, 2025, the Registration Statement was declared effective, pursuant to which the Issuer intends to sell up to $750.0 million aggregate principal amount of Registered Notes on a continuous basis. The offering of the Registered Notes is ongoing and, as of the date of this Quarterly Report, the Issuer has sold $18.4 million of Registered Notes.

On September 29, 2025, the Company sold an aggregate of 2,704,023 Preferred Shares representing $67,600,575.00 in initial liquidation preference at a public offering price of $20.00 per share for gross proceeds of approximately $54.1 million, before payment of selling agent commissions of approximately $4.2 million and transaction fees and expenses.

The Company plans to use the net proceeds from these offerings (a) to make investments in Phoenix Operating, LLC or to otherwise finance potential drilling and exploration operations, (b) to purchase mineral rights and non-operated working interests, as well as for additional asset acquisitions, and (c) for other working capital needs.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers: None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
During the three months ended September 30, 2025,
no
director or officer of the Company adopted or terminated a “Rule
10b5-1
trading arrangement” or
“non-Rule
10b5-1
trading arrangement,” as each term is defined in Item 408 of Regulation
S-K.
10-Q
Oil and Gas Disclosure
Productive Wells
Productive wells consist of producing wells, wells capable of production, and exploratory, development, or extension wells that are not dry wells. As of September 30, 2025, we owned mineral, royalty, and working interests in 7,335 productive wells, the majority of which are oil wells that also produce natural gas and NGLs.
As of September 30, 2025, we had 180 wells that fall under our “wells in progress” (“WIP”) category, and we had 45.0 net WIP. We define a WIP as a development well in a stage preliminary to production. We utilize both proprietary and public systems to identify WIPs based on four distinct criteria: (1) a well that is not actively being drilled but is in the process of being developed; (2) a well currently being drilled and awaiting completion; (3) a drilled well in the completion process; and (4) a drilled well that has been completed but is not yet producing. This term serves as a guide in our acquisition strategy, enabling us to pinpoint lower-risk investment opportunities for our stakeholders.
Drilling Results
In the nine months ended September 30, 2025, the E&P operators of our properties, including PhoenixOp, a direct, wholly owned subsidiary of the Company, drilled 278 gross and 44.4 net productive development wells on the acreage underlying our mineral and royalty interests. This compares to 327 gross and 16.7 net productive development wells drilled by E&P operators on the acreage underlying our mineral and royalty interests in the nine months ended September 30, 2024.
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
Included in our total drilled wells figures, as of September 30, 2025, PhoenixOp had drilled a total of 78 gross and 69.7 net productive development wells, all of which were drilled in the Williston Basin in North Dakota and Montana. PhoenixOp has also drilled a total of 14 gross and 14 net saltwater disposal wells, and had 42 gross and 37.2 net development wells in progress as of September 30, 2025.
As a holder of mineral and royalty interests, we generally are not provided information as to whether any wells drilled on the properties underlying our acreage are classified as exploratory. We are not aware of any dry holes drilled on the acreage underlying our mineral and royalty interests during the relevant periods.
Wells
As of September 30, 2025, we owned mineral, royalty, and working interests in 7,335 total gross wells and 126.3 total net wells. The following table sets forth information about the productive wells in which we have a mineral or royalty interest as of September 30, 2025:

	Well Count
	Oil		Gas
Basin or Producing Region	oss	Net	Gross	Net
Bakken/Williston Basin	4,255	105.2	3	0.0
DJ Basin/Rockies/Niobrara	1,375	16.2	5	0.0
Permian Basin	726	1.4	1	0.0
Other	476	1.2	494	2.3

Total	6,832	124.0	503	2.3

Acreage of Mineral and Royalty Interests
The following tables set forth information relating to the acreage underlying our mineral and working interests as of September 30, 2025:

•	Acreage of Mineral Interest

	Net Royalty Acres
Basin	Developed Acreage	Undeveloped Acreage	Total Acreage
Bakken/Williston Basin	19,814	81,571	101,385
DJ Basin/Rockies/Niobrara/PRB	5,332	12,445	17,777
Permian Basin	657	354	1,011
Other	470	435,680	436,150

Total Net Royalty Acres	26,273	530,050	556,323

	Gross Royalty Acres
Basin	Developed Acreage	Undeveloped Acreage	Total Acreage
Bakken/Williston Basin	598,338	980,552	1,578,890
DJ Basin/Rockies/Niobrara/PRB	122,762	376,079	498,841
Permian Basin	94,083	24,603	118,686
Other	17,579	2,216,297	2,233,876

Total Gross Royalty Acres	832,762	3,597,531	4,430,293

•	Acreage of Working Interest

	Net Mineral Acres
Basin	Developed Acreage	Undeveloped Acreage	Total Acreage
Bakken/Williston Basin	51,260	260,878	312,138
DJ Basin/Rockies/Niobrara/PRB	4,178	35,896	40,074
Permian Basin	28	36	64
Other	259	259,474	259,733

Total Net Mineral Acres	55,725	556,284	612,009

	Gross Mineral Acres
Basin	Developed Acreage	Undeveloped Acreage	Total Acreage
Bakken/Williston Basin	254,304	829,222	1,083,526
DJ Basin/Rockies/Niobrara/PRB	44,142	216,241	260,383
Permian Basin	7,680	1,280	8,960
Other	15,872	1,309,568	1,325,440

Total Gross Mineral Acres	321,998	2,356,311	2,678,309

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

Acreage Expirations
As of September 30, 2025, we have 493,035 gross and 70,837 net working interest acres expiring through the end of 2027, with an additional 478,909 gross and 57,296 net working acres expiring in 2028, and 518,618 gross and 79,300 net working interest acres expiring in 2029. The remaining 320,388 gross and 53,482 net working interest acres expire in years 2030 and beyond.
Oil, Natural Gas, and NGL Reserves
The following table presents our estimated proved and probable oil, natural gas, and NGL reserves as of each of the dates indicated:

	As of September 30, 2025 (1)(2)	As of December 31,
		2024 (2)(3)	2023 (2)(4)	2022 (5)
Estimated proved developed reserves
Oil (Bbl)	29,774,089	18,624,758	7,124,194	3,691,722
Natural gas (Mcf)	32,284,307	20,819,874	12,250,285	7,624,212
Natural gas liquids (Bbl)	6,895,752	2,848,355	1,514,761	—
Total (Boe)(6:1) (6)	42,050,559	24,943,093	10,680,669	4,962,424
Estimated proved undeveloped reserves
Oil (Bbl)	41,256,342	31,197,795	24,925,841	—
Natural gas (Mcf)	26,551,536	17,491,089	19,565,808	—
Natural gas liquids (Bbl)	7,466,828	4,753,257	6,648,747	—
Total (Boe)(6:1) (6)	53,148,426	38,866,233	34,835,556	—
Estimated proved reserves
Oil (Bbl)	71,030,431	49,822,554	32,050,035	3,691,722
Natural gas (Mcf)	58,835,843	38,310,963	31,816,093	7,624,212
Natural gas liquids (Bbl)	14,362,579	7,601,611	8,163,508	—
Total (Boe)(6:1) (6)	95,198,985	63,809,326	45,516,225	4,962,424
Percent proved developed	44%	39%	23%	100%
Estimated probable undeveloped reserves
Oil (Bbl)	131,800,987	107,769,309	74,877,268	—
Natural gas (Mcf)	140,602,188	134,083,603	88,184,111	—
Natural gas liquids (Bbl)	—	—	—	—
Total (Boe)(6:1) (6)	155,234,685	130,116,577	89,574,620	—

(1)
Estimates of reserves of oil and natural gas as of September 30, 2025 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field
basis on the first day of each month of the 12 months ended September 30, 2025, in accordance with SEC guidelines applicable to reserve estimates as of the end of such period. The unweighted arithmetic average first day of the month prices were $68.07 per Bbl for oil and $3.102 per MMBtu for natural gas at September 30, 2025. Estimates of reserves of NGL as of September 30, 2025 were calculated using the average of realized wellhead prices of such reserves. The average NGL price realized at September 30, 2025 was $21.51 per Bbl. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for undeveloped acreage. The reserve estimates represent our net revenue interest in our properties. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, production costs, and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.

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

(6)
Estimated proved reserves are presented on an
oil-equivalent
basis using a conversion of six Mcf per barrel of “oil equivalent.” This conversion is based on energy equivalence and not price or value equivalence. If a price equivalent conversion based on the
12-month
average prices for the period ended September 30, 2025 was used, the conversion factor would be approximately 21.9 Mcf per Bbl of oil.

At September 30, 2025, total estimated proved reserves were approximately 95,198,985 Boe, a 31,389,659 Boe net increase from the estimate of 63,809,326 at December 31, 2024. Proved developed reserves of 42,050,559 Boe represented an increase of approximately 17,107,466 Boe from December 31, 2024 as a result of proved developed reserves sales and acquisitions of 36,232 Boe, extensions of 1,064,141 Boe, and total positive revisions of previous estimates of 19,062,441 Boe, offset by production of 2,550,211 Boe. The total positive revisions of previous estimates comprised: (i) negative price revisions of (259,733) Boe, (ii) positive revisions of 15,283,658 Boe due to transferring proved undeveloped reserves to proved developed reserves, (iii) positive well performance revisions of 550,635 Boe, (iv) write downs of (233,051) Boe, (v) positive interest changes of 3,721,458 Boe and (vi) negative revisions of (526) Boe due to changes in lifting cost. Proved undeveloped reserves of 53,148,426 Boe represented an increase of approximately 14,282,193 Boe from December 31, 2024 as a result of proved undeveloped extensions of 32,605,166 Boe and total negative revisions of previous estimates of (11,794,171) Boe, which comprised (i) negative price revisions (602,036) Boe, (ii) negative revisions of (15,283,658) Boe due to transferring proved undeveloped reserves to proved developed reserves, (iii) write downs of (6,437,228) Boe, (iv) positive well performance revisions of 2,422,863 Boe, (v) positive revisions of 119,791 Boe due to asset development timing, (vi) positive interest revisions of 7,995,683 Boe and (vii) negative revisions of (9,586) due to lifting cost changes. During the nine months ended September 30, 2025, approximately $484.6 million in capital expenditures went toward the acquisition and development of proved reserves, which includes drilling, completion, and other facility costs associated with acquiring and developing wells.
At December 31, 2024, total estimated proved reserves were approximately 63,809,326 Boe, a 18,293,101 Boe net increase from the previous year end’s estimate of 45,516,225 Boe. Proved developed reserves of 24,943,092 Boe increased approximately 14,262,424 Boe from December 31, 2023 as a result of proved developed reserves acquisitions of 1,047,809 Boe, extensions of 3,268,997 Boe, and total positive revisions of previous estimates of 14,759,886 Boe, offset by divestitures of 71,887 Boe and production from proved developed reserves of 4,742,381 Boe. The total positive revisions of previous estimates comprised: (i) positive price revisions of 1,263 Boe; (ii) positive transfer of 14,871,911 Boe from proved undeveloped to proved developed reserves; (iii) negative well performance revisions of (481,161) Boe; (iv) positive revisions of 715,795 Boe due to interest changes; and (v) negative revisions of (347,922) Boe due to changes in lifting cost. Proved undeveloped reserves of 38,866,233 Boe increased approximately 4,030,677 Boe from December 31, 2023 as a result of proved undeveloped reserves extensions of 21,207,289 and total negative revisions of previous estimates of 17,176,612 Boe. The total negative revisions of previous estimates comprised: (i) positive price revisions of 48,935 Boe; (ii) negative transfer of (14,871,911) Boe from proved undeveloped to proved developed reserves; and (iii) negative well performance revisions of (2,353,636) Boe due to asset development reconfiguration and type curve adjustments. During the year ended December 31, 2024, approximately $87.4 million in capital expenditures were related to the conversion of proved undeveloped reserves to proved developed reserves. During the year ended December 31, 2024, approximately $450.0 million in capital expenditures went toward the acquisition and development of proved developed reserves, which includes drilling, completion, and other facility costs associated with acquiring and developing wells. All proved undeveloped reserves disclosed as of December 31, 2024 are scheduled to be converted to proved developed status within five years of initial disclosure.

At December 31, 2023, total estimated proved reserves were approximately 45,516,225 Boe, a 40,553,801 Boe net increase from the previous year end’s estimate of 4,962,424 Boe. Proved developed reserves of 10,680,669 Boe increased approximately 5,718,244 Boe from December 31, 2022 as a result of proved developed reserves acquisitions of 1,426,545 Boe, extensions of 5,682,894 Boe, and total positive revisions of previous estimates of 616,010 Boe, offset by production from proved developed reserves of 2,007,205 Boe. The total positive revisions of previous estimates comprised: (i) negative price revisions of (13,622) Boe; (ii) transfer of (89,378) Boe from proved developed to proved undeveloped due to previous misclassifications of reserve; (iii) positive well performance revisions of 515,938 Boe; and (iv) positive revisions of 203,072 Boe due to changes in lifting cost. Proved undeveloped reserves of 34,835,556 Boe increased approximately 34,835,557 Boe from December 31, 2022 as a result of revisions due to previous misclassification of 89,378 Boe of reserves as proved developed reserves and due to the addition of 34,746,179 Boe of operated proved undeveloped reserves stemming from the signing of a drilling rig contract in June 2023. During the year ended December 31, 2023, approximately $171.2 million in capital expenditures went toward the acquisition and development of proved developed reserves, which includes drilling, completion, and other facility costs associated with acquiring and developing wells. At December 31, 2022, there were no proved undeveloped reserves, Therefore, no capital expenditures for the year ended December 31, 2023 were related to the conversion of proved undeveloped reserves to proved developed reserves. All proved undeveloped reserves disclosed as of December 31, 2023 are scheduled to be converted to proved developed status within five years of initial disclosure.
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
Delivery Commitments
As of September 30, 2025, PhoenixOp is subject to arrangements pursuant to which it has committed to provide a total of 2.2 million barrels of crude oil, with the highest yearly minimum of 958,000 barrels of crude oil, from June 1, 2025 to December 31, 2030. PhoenixOp will be subject to a shortfall fee for failure to meet this commitment. As a part of these arrangements, PhoenixOp has dedicated to the counterparties certain rights to all oil extracted from our wells in certain properties in Dunn County, North Dakota. PhoenixOp has assessed the productivity potential of its leasehold in the area, as well as the feasibility of executing an operational plan to extract oil on its leasehold within the commitment period and dedication area, and deemed it to be reasonable to enter into such an agreement.

Select Production and Operating Statistics
The following table presents information regarding our production of oil, natural gas, and NGL and certain price and cost information for each of the periods indicated:

	For the Nine Months Ended September 30,		For the Years Ended December 31,
	2025	2024	2024	2023	2022
Production Data:
Bakken
Oil (Bbl)	5,179,839	1,693,276	3,022,810	943,930	360,604
Natural gas (Mcf)	1,270,611	1,271,187	1,301,782	1,123,859	522,523
Natural gas liquids (Bbl)	290,212	216,151	270,219	88,762	—
Total (Boe)(6:1) (1)	5,681,820	2,121,292	3,509,992	1,220,003	447,691
Average daily production (Boe/d)(6:1)	20,813	7,742	9,590	3,342	1,227
All Properties
Oil (Bbl)	5,731,412	2,307,011	3,830,461	1,446,928	523,416
Natural gas (Mcf)	2,146,843	2,712,407	2,979,341	2,152,939	1,058,506
Natural gas liquids (Bbl)	388,083	332,732	415,363	201,454	—
Total (Boe)(6:1) (1)	6,477,302	3,091,811	4,742,381	2,007,205	699,834
Average daily production (Boe/d)(6:1)	23,726	11,284	12,993	5,499	1,917
Average Realized Prices:
Bakken
Oil (Bbl)	$67.09	$73.65	$71.77	$71.43	$80.67
Natural gas (Mcf)	$2.64	$2.05	$2.12	$3.47	$3.77
Natural gas liquids (Bbl)	$21.03	$25.72	$23.53	$26.70	$—
All Properties
Oil (Bbl)	$65.36	$71.18	$68.49	$73.10	$91.01
Natural gas (Mcf)	$2.57	$1.75	$1.86	$3.15	$6.66
Natural gas liquids (Bbl)	$21.51	$26.66	$25.22	$27.50	$—
Average Unit Cost per Boe (6:1):
All Properties
Operating costs, production and ad valorem taxes	$17.05	$16.24	$16.11	$16.18	$19.89
Operating costs excluding taxes	$13.45	$10.93	$10.75	$10.86	$12.58
Percentage of revenue	28.4%	26.9%	26.4%	16.7%	21.9%

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

Depletion expense was $113.3 million and $52.7 million for the nine months ended September 30, 2025 and 2024, respectively, and $86.0 million, $34.2 million, and $12.1 million for the years ended December 31, 2024, 2023, and 2022, respectively. On a per unit basis, depletion expense was $14.01 per Boe and $15.90 per Boe for the nine months ended September 30, 2025 and 2024, respectively, and $18.13 per Boe, $17.06 per Boe, and $17.34 per Boe for the years ended December 31, 2024, 2023, and 2022, respectively. The decrease in our depletion rate for the nine months ended September 30, 2025 compared to 2024 was primarily due to reduced realized production volumes within the mineral and non-operating
segment and the significant growth in proved reserves due to drilling activity by our operating entity, PhoenixOp. The decrease in our depletion rate for the year ended December 31, 2023 compared to 2022 was primarily due to increased proved reserves relative to the change in aggregated proved leasehold and development costs associated with those proved reserves, whereas the increase in our depletion rate for the year ended December 31, 2024 compared to 2023 was primarily due to the incurrence of significant capital expenditures related to developing operated wells under our operating entity, PhoenixOp. The depletion rate for development capital is depleted at a higher rate as compared to leasehold due to the use of proved developed reserves versus total proved reserves under the successful efforts accounting method. We expect depletion expense to continue to increase in subsequent periods as our gross production of oil, gas, and other products increase.
PV-10

	For the Nine Months Ended September 30,		For the Years Ended December 31,
(in thousands)	2025	2024	2024	2023	2022
PV-10 (estimated proved developed reserves) (1)	$901,803	$522,282	$644,098	$289,809	$189,885
PV-10 (estimated proved undeveloped reserves) (1)	$614,591	$381,382	$424,595	$257,472	$—
PV-10 (estimated total proved reserves) (1)	$1,516,394	$903,664	$1,068,692	$547,281	$189,885

(1)
We calculate
PV-10
as the discounted future net cash flows attributable to our proved oil and natural gas reserves before income taxes, discounted at 10% annually.
PV-10
differs from the standardized measure of discounted future net cash flows, which is the most directly comparable generally accepted accounting principles in the United States (“U.S. GAAP”) financial measure, because it is calculated on a pre-tax
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

	For the Nine Months Ended September 30,		For the Years Ended December 31,
(in thousands)	2025	2024	2024	2023	2022
Estimated proved developed reserves:
Standardized measure of discounted future net cash flows	$901,803	$522,282	$644,098	$289,809	$189,885
Discounted future income taxes	—	—	—	—	—
PV-10	$901,803	$522,282	$644,098	$289,809	$189,885
Estimated proved undeveloped reserves:
Standardized measure of discounted future net cash flows	$614,591	$381,382	$424,595	$257,472	$—
Discounted future income taxes	—	—	—	—	—
PV-10	$614,591	$381,382	$424,595	$257,472	$—
Estimated total proved reserves:
Standardized measure of discounted future net cash flows	$1,516,394	$903,664	$1,068,692	$547,281	$189,885
Discounted future income taxes	—	—	—	—	—
PV-10	$1,516,394	$903,664	$1,068,692	$547,281	$189,885

Item 6. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description+	Form	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Certificate of Formation of Phoenix Capital Group Holdings, LLC, dated as of April 16, 2019.	S-1	10/29/2024	3.1

3.2	Certificate of Amendment to the Certificate of Formation of Phoenix Energy One, LLC, dated as of January 23, 2025.	S-1/A	03/28/2025	3.2

3.3	Third Amended and Restated Limited Liability Company Agreement of Phoenix Energy One, LLC	8-K	09/30/2025	3.1

3.4	Phoenix Energy One, LLC Share Designation with Respect to the Series A Cumulative Redeemable Preferred Shares	8-K	09/30/2025	3.2

Incorporated by Reference
Exhibit No.	Exhibit Description+	Form	Date of First Filing	Exhibit Number	Filed Herewith

10.1	Form of Indemnification Agreement.	8-K	09/30/2025	10.1

10.2	Form of Non-Employee Director Compensation Letter.	8-K	09/30/2025	10.2

10.3++	Amendment No. 6 to Amended and Restated Senior Credit Agreement, by and among Phoenix Energy One, LLC, Phoenix Operating LLC, each of the lenders from time to time party thereto, and Fortress Credit Corp., dated as of August 1, 2025.	8-K	08/01/2025	10.1

10.4++	Amendment No. 7 to Amended and Restated Senior Credit Agreement, by and among Phoenix Energy One, LLC, Phoenix Operating LLC, each of the lenders from time to time party thereto, and Fortress Credit Corp., dated as of October 24, 2025.	8-K	10/27/2025	10.1

10.5	Fifth Amendment to the Loan Agreement, by and between Phoenix Energy One, LLC, Phoenix Operating, LLC, and Adamantium Capital LLC, dated as of October 6, 2025.				*

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*	*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*	*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.				*

104	Cover Page Interactive Data File (the cover page XBRL tags)

+	Capitalized terms have the meanings assigned to them in the Report contained in this Quarterly Report.
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

PHOENIX ENERGY ONE, LLC

November 12, 2025	/s/ Curtis Allen
Curtis Allen
Chief Financial Officer