Form 10-Q
period 2026-09-30
Phoenix Energy One, LLC
filed 2026-11-10
CIK 1818643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 9, 2026, there were 100,000,000 common shares of the registrant outstanding. All of the registrant’s common shares are owned by Phoenix Equity Holdings, LLC.

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
•
“NYSE American” means NYSE American LLC.
•
“Phoenix Access Notes” means senior subordinated junior lien notes that the Company intends to offer on a continuous basis pursuant to a registration statement on Form S-1 (File No. 333-299583), as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness—Phoenix Access Notes.” As of the date hereof, the registration statement had not been declared effective and no Phoenix Access Notes had been issued.
•
“Phoenix Equity” means Phoenix Equity Holdings, LLC, a Delaware limited liability company and the holder of 100% of the common equity interests of the Company.
•
“Phoenix Flex Notes” means senior subordinated junior lien notes offered and sold by the Company on a continuous basis pursuant to a registration statement on Form S-1 (File No. 333-296428), including the related prospectus, as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness—Phoenix Flex Notes.”
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
•
“Senior Reg D Bonds” means unsecured bonds offered and sold by the Company pursuant to an offering under Rule 506(c) of Regulation D, other than the Subordinated Reg D Bonds, as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness—Reg D/Reg A Bonds and Exchange Notes.”
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

Forward-looking statements are based on our beliefs, assumptions, and expectations, taking into account currently known market conditions and other factors. Our ability to predict results or the actual effect of future events, actions, plans, or strategies is inherently uncertain and involves certain risks and uncertainties, many of which are beyond our control. Our actual results and performance could differ materially from those set forth or anticipated in our forward-looking statements. Factors that could cause our actual results to differ materially from the expectations we describe in our forward-looking statements include, but are not limited to, the factors listed below and in the section of our 2025 Annual Report entitled “Risk Factors.” When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Quarterly Report. You are cautioned that the forward-looking statements contained in this Quarterly Report are not guarantees of future performance, and we cannot assure you that such statements will be realized or that the forward-looking events and circumstances will occur. All forward-looking statements in this Quarterly Report are made only as of the date of this Quarterly Report, based on information available to us as of the date of this Quarterly Report, and we caution you not to place undue reliance on forward-looking statements in light of the risks and uncertainties associated with them.

The matters summarized below and elsewhere in this Quarterly Report could cause our actual results and performance to differ materially from those set forth or anticipated in forward-looking statements:

•
changes in the markets in which we compete;
•
increasing costs of capital expenditures to acquire and develop properties;
•
the continued success of PhoenixOp and our third-party E&P operators;
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
•
operation of intercreditor arrangements;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

PHOENIX ENERGY ONE, LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$113,924	$65,791
Accounts receivable	139,536	75,515
Accounts receivable—related party	2,840	—
Earnest payments	10,062	240
Current derivative assets	—	26,824
Other current assets	5,149	5,218
Total current assets	271,511	173,588
Property, plant, and equipment
Oil and gas properties	2,832,456	1,921,418
Other property and equipment	5,610	2,913
Less: accumulated depreciation, depletion, and amortization	(541,077)	(318,095)
Total property, plant, and equipment, net	2,296,989	1,606,236
Right-of-use assets, net	8,541	9,507
Noncurrent derivative assets	—	16,564
Other noncurrent assets	7,919	874
TOTAL ASSETS	$2,584,960	$1,806,769
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$181,865	$122,033
Accrued expenses	70,736	43,438
Current portion of long-term debt	205,887	147,922
Current portion of deferred closings	7,900	9,974
Escrow account	998	5,762
Current operating lease liabilities	1,374	1,256
Current derivative liabilities	87,555	—
Other current liabilities	202,312	88,027
Total current liabilities	758,627	418,412
Long-term debt, net of current portion	1,640,773	1,235,713
Accrued interest	91,213	59,711
Deferred closings	3,656	3,315
Operating lease liabilities	8,544	9,625
Asset retirement obligations	2,271	1,781
Noncurrent derivative liabilities	42,297	—
Other noncurrent liabilities	31	—
Total liabilities	2,547,412	1,728,557
Commitments and contingencies (Note 13)
Equity
Series A Preferred Shares (2,704,023 shares issued and outstanding at an aggregate liquidation preference of $67.6 million at September 30, 2026 and December 31, 2025)	48,619	48,106
Common equity	434	434
Retained earnings (accumulated deficit)	(11,505)	29,672
Total equity	37,548	78,212
TOTAL LIABILITIES AND EQUITY	$2,584,960	$1,806,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOENIX ENERGY ONE, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUES
Product sales	$258,298	$113,761	$681,799	$295,290
Mineral and royalty revenues	66,921	31,300	151,766	93,171
Purchased crude oil sales	126,905	40,436	311,958	71,236
Water services	8,103	3,308	18,443	8,508
Other revenue	158	216	950	397
Total revenues	460,385	189,021	1,164,916	468,602
OPERATING EXPENSES
Cost of sales	81,115	42,920	188,787	105,172
Depreciation, depletion, and amortization	88,743	45,550	223,245	113,392
Purchased crude oil expenses	123,206	39,623	303,802	69,975
Selling, general, and administrative	3,974	5,540	11,080	21,435
Payroll and payroll-related	13,514	6,437	31,906	22,459
Advertising and marketing	972	694	1,898	1,531
Gain on sale of assets	(210)	—	(1,652)	—
Impairment expense	646	1,987	2,056	2,509
Total operating expenses	311,960	142,751	761,122	336,473
INCOME FROM OPERATIONS	148,425	46,270	403,794	132,129
OTHER INCOME (EXPENSE)
Interest income	324	303	712	1,355
Interest expense, net	(61,575)	(38,816)	(172,414)	(111,690)
Gain (loss) on derivatives	(87,846)	2,065	(265,030)	12,907
Loss on debt extinguishments	(732)	(1,334)	(2,600)	(1,916)
Total other expenses	(149,829)	(37,782)	(439,332)	(99,344)
NET INCOME (LOSS)	$(1,404)	$8,488	$(35,538)	$32,785

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOENIX ENERGY ONE, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Equity (Deficit)

(unaudited)

(in thousands, except share amounts)

	Series A Preferred Shares
	Shares	Amount	Common Equity	Retained Earnings (Accumulated Deficit)	Total Equity (Deficit)
Balance, December 31, 2025	2,704,023	$48,106	$434	$29,672	$78,212
Amortization of Series A Preferred Shares discount	—	169	—	(169)	—
Distributions on Series A Preferred Shares	—	—	—	(1,690)	(1,690)
Net loss	—	—	—	(140,119)	(140,119)
Balance, March 31, 2026	2,704,023	$48,275	$434	$(112,306)	$(63,597)
Amortization of Series A Preferred Shares discount	—	171	—	(171)	—
Distributions on Series A Preferred Shares	—	—	—	(1,708)	(1,708)
Net income	—	—	—	105,985	105,985
Balance, June 30, 2026	2,704,023	$48,446	$434	$(8,200)	$40,680
Amortization of Series A Preferred Shares discount	—	173	—	(173)	—
Distributions on Series A Preferred Shares	—	—	—	(1,728)	(1,728)
Net loss	—	—	—	(1,404)	(1,404)
Balance, September 30, 2026	2,704,023	$48,619	$434	$(11,505)	$37,548

Balance, December 31, 2024	—	$—	$434	$(34,492)	$(34,058)
Net income	—	—	—	5,599	5,599
Balance, March 31, 2025	—	$—	$434	$(28,893)	$(28,459)
Net income	—	—	—	18,698	18,698
Balance, June 30, 2025	—	$—	$434	$(10,195)	$(9,761)
Net income	—	—	—	8,488	8,488
Issuances of Series A Preferred Shares	2,704,023	47,931	—	—	47,931
Distributions on Series A Preferred Shares	—	—	—	(37)	(37)
Amortization of Series A Preferred Shares discount	—	3	—	(3)	—
Balance, September 30, 2025	2,704,023	$47,934	$434	$(1,747)	$46,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOENIX ENERGY ONE, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(35,538)	$32,785
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	223,245	113,392
Equity-based compensation expense	111	—
Amortization of right-of-use assets	966	848
Amortization of debt discount and debt issuance costs	23,791	17,934
Noncash stated interest expense	58,321	39,266
Impairment expense	2,056	2,509
Write-offs of earnest payments	3	—
Unrealized (gain) loss on derivatives	159,843	(14,113)
Loss on debt extinguishments	2,600	1,916
Gain on sale of assets	(1,652)	—
Changes in operating assets and liabilities:
Accounts receivable	(64,021)	(45,657)
Accounts receivable—related party	(2,840)	—
Accounts payable	11,418	21,627
Accrued expenses	6,120	168
Derivative assets and liabilities, net	13,397	102
Other current liabilities	107,471	46,856
Escrow account	(4,764)	(12,612)
Accrued interest	(4,335)	(2,957)
Other operating activities	(7,177)	2,628
Net cash provided by operating activities	489,015	204,692
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties and leases	(850,436)	(604,635)
Proceeds from sale of assets	18,223	—
Additions to other property and equipment	(129)	(1,499)
Earnest payments for acquisition of properties	(16,234)	(13,956)
Other investing activities	—	(25)
Net cash used in investing activities	(848,576)	(620,115)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuances of debt, net of discount	536,706	454,107
Payments of debt issuance costs	(60,051)	(60,192)
Repayments of debt	(56,052)	(47,477)
Proceeds from preferred equity offering, net of issuance costs	—	47,931
Distributions on Series A Preferred Shares	(5,070)	—
Payments of deferred closings	(7,936)	(4,308)
Other financing activities	97	—
Net cash provided by financing activities	407,694	390,061
Net change in cash and cash equivalents	48,133	(25,362)
Cash and cash equivalents at beginning of year	65,791	120,814
Cash and cash equivalents at end of period	$113,924	$95,452

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

Interim financial presentation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for fair presentation, have been included. Interim results are not necessarily indicative of results for a full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2025.

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

As of September 30, 2026, the Company had negative working capital of approximately $487.1 million. The Company expects to repay its financial liabilities in the normal course of operations and to fund future operational and capital requirements through operating cash flows and through issuances of additional debt or equity. Since the balance sheet date and through the date of the filing of these condensed consolidated financial statements, the Company raised an additional $84.8 million of notes through its investor program (see Note 7 – Debt and Note 16 – Subsequent Events). Management believes its capital raises through its bond offerings will continue at or above this current pace.

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

Deferred contract costs

The Company capitalizes certain costs incurred to fulfill customer contracts when such costs relate directly to a contract, generate or enhance resources that will be used in satisfying future performance obligations, and are expected to be recovered. Deferred contract costs consist of aid-in-construction (“AIC”) payments made pursuant to a long-term natural gas gathering agreement and are recorded within other current and other noncurrent assets on the condensed consolidated balance sheets. As of September 30, 2026, the Company had $6.5 million in deferred contract costs, of which $0.3 million is included in other current assets and $6.2 million is included in other noncurrent assets on the condensed consolidated balance sheet.

Deferred contract costs are amortized on a straight-line basis over the estimated period of benefit beginning when the related gathering infrastructure is placed into service, and the associated economic benefits are realized and are recorded within cost of sales on the condensed consolidated statements of operations. No amortization expense related to deferred contract costs was recognized during the three and nine months ended September 30, 2026.

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

Note 3. Property, Plant, and Equipment

The following table summarizes the Company’s property, plant, and equipment, net as of the dates presented:

(in thousands)	September 30, 2026	December 31, 2025
Proved oil and natural gas properties(a)	$2,519,007	$1,404,034
Unproved oil and natural gas properties	313,449	517,384
Total oil and gas properties	2,832,456	1,921,418
Other property and equipment	5,610	2,913
Less: accumulated depreciation, depletion, and amortization	(541,077)	(318,095)
Total property, plant, and equipment, net	$2,296,989	$1,606,236

(a)
Represents proved and undeveloped (i.e., wells in progress) and proved and producing properties.

Depletion on oil and gas properties was $88.3 million and $45.5 million for the three months ended September 30, 2026 and 2025, respectively, and $222.1 million and $113.3 million for the nine months ended September 30, 2026 and 2025, respectively.

Depreciation expense on the Company’s equipment and other property was $0.4 million and less than $0.1 million for the three months ended September 30, 2026 and 2025, respectively, and $0.9 million and less than $0.1 million for the nine months ended September 30, 2026 and 2025, respectively.

Impairment expense on the Company’s oil and gas properties was $0.7 million and $2.0 million for the three months ended September 30, 2026 and 2025, respectively, and $2.1 million and $2.5 million for the nine months ended September 30, 2026 and 2025, respectively, related to lease expirations and title defects on the Company’s oil and gas properties.

PHOENIX ENERGY ONE, LLC AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(unaudited)

Note 4. Revenue

The following tables present the Company’s revenues disaggregated by product type and by segment for the periods presented:

	Three Months Ended September 30, 2026
(in thousands)	Operating	Mineral and Non-operating	Securities	Eliminations	Total
Product sales
Crude oil	$251,767	$—	$—	$—	$251,767
Natural gas	742	—	—	—	742
NGL	5,789	—	—	—	5,789
Total product sales	258,298	—	—	—	258,298
Mineral and royalty revenues
Crude oil	—	63,185	—	214	63,399
Natural gas	—	1,173	—	—	1,173
NGL	—	2,349	—	—	2,349
Total mineral and royalty revenues	—	66,707	—	214	66,921
Purchased crude oil sales	127,119	—	—	(214)	126,905
Water services	8,103	—	—	—	8,103
Other revenue	—	—	158	—	158
Intersegment revenue	—	112	54,724	(54,836)	—
Total revenues	$393,520	$66,819	$54,882	$(54,836)	$460,385

	Three Months Ended September 30, 2025
(in thousands)	Operating	Mineral and Non-operating	Securities	Eliminations	Total
Product sales
Crude oil	$110,731	$—	$—	$—	$110,731
Natural gas	496	—	—	—	496
NGL	2,534	—	—	—	2,534
Total product sales	113,761	—	—	—	113,761
Mineral and royalty revenues
Crude oil	—	28,915	—	34	28,949
Natural gas	—	1,079	—	—	1,079
NGL	—	1,272	—	—	1,272
Total mineral and royalty revenues	—	31,266	—	34	31,300
Purchased crude oil sales	40,470	—	—	(34)	40,436
Water services	3,308	—	—	—	3,308
Other revenue	—	—	216	—	216
Intersegment revenue	—	129	37,197	(37,326)	—
Total revenues	$157,539	$31,395	$37,413	$(37,326)	$189,021

PHOENIX ENERGY ONE, LLC AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(unaudited)

	Nine Months Ended September 30, 2026
(in thousands)	Operating	Mineral and Non-operating	Securities	Eliminations	Total
Product sales
Crude oil	$661,349	$—	$—	$—	$661,349
Natural gas	5,179	—	—	—	5,179
NGL	15,271	—	—	—	15,271
Total product sales	681,799	—	—	—	681,799
Mineral and royalty revenues
Crude oil	—	140,051	—	531	140,582
Natural gas	—	4,996	—	—	4,996
NGL	—	6,188	—	—	6,188
Total mineral and royalty revenues	—	151,235	—	531	151,766
Purchased crude oil sales	312,489	—	—	(531)	311,958
Water services	18,443	—	—	—	18,443
Other revenue	—	—	950	—	950
Intersegment revenue	—	576	149,450	(150,026)	—
Total revenues	$1,012,731	$151,811	$150,400	$(150,026)	$1,164,916

	Nine Months Ended September 30, 2025
(in thousands)	Operating	Mineral and Non-operating	Securities	Eliminations	Total
Product sales
Crude oil	$290,371	$—	$—	$—	$290,371
Natural gas	1,133	—	—	—	1,133
NGL	3,786	—	—	—	3,786
Total product sales	295,290	—	—	—	295,290
Mineral and royalty revenues
Crude oil	—	84,171	—	64	84,235
Natural gas	—	4,374	—	—	4,374
NGL	—	4,562	—	—	4,562
Total mineral and royalty revenues	—	93,107	—	64	93,171
Purchased crude oil sales	71,300	—	—	(64)	71,236
Water services	8,508	—	—	—	8,508
Other revenue	—	—	397	—	397
Intersegment revenue	—	229	100,335	(100,564)	—
Total revenues	$375,098	$93,336	$100,732	$(100,564)	$468,602

Note 5. Other Current Assets

The following table summarizes the Company’s other current assets as of the dates presented:

(in thousands)	September 30, 2026	December 31, 2025
Prepaid expenses	$2,233	$4,110
Inventory	1,558	—
Deposits	7	112
Other	1,351	996
Total	$5,149	$5,218

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

The Company may enter into crude oil derivative contracts, including collars, fixed-price swaps, put options and call options, to hedge a portion of its anticipated future production and reduce exposure to commodity price volatility. Collars

PHOENIX ENERGY ONE, LLC AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(unaudited)

establish both a floor and a ceiling price on contracted volumes, allowing the Company to receive payments if index prices fall below the floor, while requiring payments if index prices exceed the ceiling. Fixed-price swaps establish a fixed price for contracted volumes, resulting in payments to the Company when the index price is below the fixed price and payments by the Company when the index price exceeds the fixed price. Long call options are used to provide price protection in rising commodity price environments and provide the Company with the right to receive a cash settlement equal to the excess, if any, of the index price over the specified strike price, in exchange for the payment of an option premium. Long put options establish a floor price on contracted volumes and provide the Company with the right to receive a cash settlement equal to the excess, if any, of the strike price over the index price, in exchange for the payment of an option premium. Premiums on the Company's long call and put options are deferred and netted against monthly settlements. These instruments are settled net in cash and do not require the physical delivery of crude oil. As of September 30, 2026, the Company’s derivatives were comprised of crude oil commodity derivative contracts indexed to the U.S. New York Mercantile Exchange West Texas Intermediate (“NYMEX WTI”). The Company has not designated its derivative contracts for hedge accounting; therefore, changes in the fair value of these instruments, as well as cash settlements, are recognized in earnings in the period incurred. All derivative contracts are recorded at fair value on the condensed consolidated balance sheets as assets or liabilities and are presented on a net basis when a legally enforceable master netting arrangement exists with the counterparty.

As of September 30, 2026, the Company’s open crude oil derivative contracts consisted of the following:

	Settlement Period
(volumes in Bbl and prices in $/Bbl)	2026	2027	2028	2029
Two-Way Collars
Notional Volumes	78,000	259,000	—	—
Weighted Average Ceiling Price	$71.70	$69.86	$—	$—
Weighted Average Floor Price	$56.01	$54.76	$—	$—
Swaps
Notional Volumes	1,279,814	3,782,455	3,311,278	1,331,412
Weighted Average Contract Price	$61.13	$60.93	$61.35	$66.07
Long Calls
Notional Volumes	1,079,189	3,037,830	3,311,278	1,331,412
Strike Price(a)	$75.00	$75.00	$75.00	$75.00
Long Puts
Notional Volumes	1,449,649	3,136,329	—	—
Strike Price(b)	$65.00	$65.00	$—	$—

(a)
Excludes a weighted average option premium of $2.39/Bbl, $5.41/Bbl, and $5.07/Bbl for the settlement periods ending December 31, 2026, 2027, and 2028, respectively, and $7.05/Bbl for the settlement period ending June 30, 2029.
(b)
Excludes a weighted average option premium of $3.14/Bbl and $3.19/Bbl for the settlement periods ending December 31, 2026 and 2027, respectively.

The following table summarizes the gains and losses on derivative instruments included on the condensed consolidated statements of operations and the net cash payments related thereto for the periods presented. Cash flows associated with these non-hedge designated derivatives are reported within operating activities on the condensed consolidated statements of cash flows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Gain (loss) on derivative instruments	$(87,846)	$2,065	$(265,030)	$12,907
Net cash receipts (payments) on derivatives	(29,415)	943	(91,791)	1,317

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

PHOENIX ENERGY ONE, LLC AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(unaudited)

The following tables provide (i) fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis, (ii) the gross amounts of recognized derivative assets and liabilities, (iii) the amounts offset under master netting arrangements with counterparties, and (iv) the resulting net amounts presented in the Company’s condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025. The net amounts are classified as current or noncurrent based on their anticipated settlement dates.

		September 30, 2026
(in thousands)	Balance Sheet Location	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
Assets
Commodity derivatives	Current derivative assets	$—	$48,021	$—	$48,021	$(48,021)	$—
Commodity derivatives	Noncurrent derivative assets	—	39,814	—	39,814	(39,814)	—
Total assets		$—	$87,835	$—	$87,835	$(87,835)	$—
Liabilities
Commodity derivatives	Current derivative liabilities	$—	$(135,576)	$—	$(135,576)	$48,021	$(87,555)
Commodity derivatives	Noncurrent derivative liabilities	—	(82,111)	—	(82,111)	39,814	(42,297)
Total liabilities		$—	$(217,687)	$—	$(217,687)	$87,835	$(129,852)

		December 31, 2025
(in thousands)	Balance Sheet Location	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
Assets
Commodity derivatives	Current derivative assets	$—	$27,117	$—	$27,117	$(293)	$26,824
Commodity derivatives	Noncurrent derivative assets	—	17,270	—	17,270	(706)	16,564
Total assets		$—	$44,387	$—	$44,387	$(999)	$43,388
Liabilities
Commodity derivatives	Current derivative liabilities	$—	$(293)	$—	$(293)	$293	$—
Commodity derivatives	Noncurrent derivative liabilities	—	(706)	—	(706)	706	—
Total liabilities		$—	$(999)	$—	$(999)	$999	$—

PHOENIX ENERGY ONE, LLC AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(unaudited)

Note 7. Debt

The following table summarizes the Company’s long-term debt as of the dates presented:

	Maturity Date
(in thousands)	Earliest Date	Latest Date	Interest Rate(a)	September 30, 2026	December 31, 2025
Fortress Term Loans	—	10/27/2028	Term SOFR + 7.10%	$600,000	$450,000
Unregistered Debt Offerings
Regulation D Bonds	10/10/2026	9/10/2037	9.0% to 14.0%	902,418	710,697
Adamantium Securities	6/10/2029	9/10/2037	13.0% to 16.5%	352,666	253,331
Regulation A Bonds	10/10/2026	8/10/2027	9.0%	22,359	50,166
Exchange Notes	12/10/2027	4/10/2037	9.0% to 12.0%	33,621	31,017
Total unregistered debt offerings				1,311,064	1,045,211
Registered Notes	5/10/2028	9/10/2037	9.0% to 12.0%	97,130	34,679
Phoenix Flex Notes	7/9/2036(c)	9/24/2036(c)	6.0% to 7.0%	22,378	—
Total outstanding debt				2,030,572	1,529,890
Less: Unamortized debt discount and issuance costs(b)				(183,912)	(146,255)
Less: Current portion of long-term debt				(205,887)	(147,922)
Total long-term debt, net of current portion				$1,640,773	$1,235,713

(a)
Represents the contractual interest rate as of September 30, 2026.
(b)
Amortized into interest expense using the effective interest method. Write-offs of debt issuance costs associated with the redemption of bonds issued under the Company’s debt offerings are classified as loss on debt extinguishments on the condensed consolidated statements of operations.
(c)
Represents the contractual maturity dates as of September 30, 2026; however, holders may require the Company to redeem their Phoenix Flex Notes at intervals of three, six, nine, twelve, or eighteen months, and the Company may redeem the Phoenix Flex Notes at its option at any time. Phoenix Flex Notes are classified within the current portion of long-term debt on the condensed consolidated balance sheet to the extent holders can require redemption within twelve months of September 30, 2026.

Fortress Credit Agreement

In August 2024, the Company entered into the Fortress Credit Agreement, which was subsequently amended to add additional term loan tranches and syndicated to include an additional institutional lender. In February 2026, the Fortress Credit Agreement was further amended to provide a $75.0 million term loan funded at closing and up to $225.0 million in remaining commitments available on a discretionary basis. This amendment also revised the mandatory repayment schedule such that $262.5 million, plus 50.0% of the aggregate principal amount of delayed draw term loans borrowed after February 2026, is due on October 31, 2027. In June 2026, the Fortress Credit Agreement was further amended to, among other things, permit the issuance of the Phoenix Flex Notes. In August 2026, the Fortress Credit Agreement was further amended to provide a $75.0 million term loan funded at closing, with up to $150.0 million in remaining commitments available on a discretionary basis. The Company evaluated and accounted for the February 2026 and August 2026 amendments as debt modifications. Proceeds are to be used to finance the development of the Company’s oil and gas properties in accordance with the approved plan of development provided in the Fortress Credit Agreement.

As of September 30, 2026, the Company had $600.0 million of aggregate principal outstanding under the Fortress Term Loans. The outstanding principal, excluding the contingent principal obligations as described below, must be repaid as follows: (i) on October 31, 2027, $300.0 million, less the aggregate amount of all voluntary and mandatory prepayments made through that date; and (ii) the remaining outstanding principal on October 27, 2028.

The Fortress Term Loans are subject to 3.00% of original issue discount (“OID”). The Fortress Credit Agreement also provides for an $8.5 million and $6.5 million tranche of loans which are rebated if certain conditions are met, and therefore represent contingent principal obligations that are only due and payable (together with accrued interest thereon) upon the occurrence of those conditions, including payment defaults under the Fortress Credit Agreement or a bankruptcy filing. The Company expects these to be rebated in full.

The all-in interest rate for the Fortress Term Loans was 10.8% and 11.1% at September 30, 2026 and December 31, 2025, respectively.

The Fortress Credit Agreement contains various customary covenants, including financial covenants that require the Company to maintain ratios around its maximum total secured leverage, minimum asset coverage, current assets to current liabilities, and working capital as of the last day of each calendar month or fiscal quarter, as the case may be.

PHOENIX ENERGY ONE, LLC AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(unaudited)

On October 21, 2026, subsequent to the balance sheet date, pursuant to the Limited Waiver and Amendment No. 11 to the Fortress Credit Agreement (“Amendment No. 11”), the Company obtained a waiver of noncompliance with its current ratio covenant for the calendar month ended September 30, 2026, which resulted primarily from the timing of accelerated well completion expenditures undertaken to capitalize on higher commodity prices. Amendment No. 11 also permits the Company to issue the Phoenix Access Notes, subject to the conditions and limitations described in the Fortress Credit Agreement.

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

Adamantium Securities

In March 2026, the Company amended the Adamantium Loan Agreement to increase the amount available to borrow under the agreement from $409.3 million to $609.3 million. Correspondingly, the offering amount of Adamantium Bonds being offered by Adamantium was also increased from $400.0 million to $600.0 million, and the amount outstanding under the Adamantium Secured Note was increased from $8.6 million to $9.3 million. The Adamantium Securities have maturity dates ranging from five to eleven years from the issue date and interest rates ranging from 13.0% to 16.5% per annum.

Phoenix Flex Notes

In June 2026, the Company filed a registration statement on Form S-1 with the SEC, which was declared effective in July 2026, with respect to the continuous offering of up to an aggregate principal amount of $100.0 million of Phoenix Flex Notes. The Phoenix Flex Notes comprise senior subordinated junior lien notes that will mature ten years from the date of initial issuance, with interest rates ranging from 6.0% to 7.0% per annum depending on the applicable interval of three, six, nine, twelve, or eighteen months at which holders can request redemption of their Phoenix Flex Notes, with such interest payable either in cash or by adding such interest to the principal amount of such notes.

The Phoenix Flex Notes are the Company’s senior subordinated obligations and are secured on a junior basis, equally and ratably with all parity lien indebtedness of the Company, by mortgages on certain properties as determined by the Company, which mortgages are junior to the security interest under the Fortress Credit Agreement and other obligations secured on a first-lien priority basis. The indenture governing the Phoenix Flex Notes provides that the aggregate outstanding principal amount of Phoenix Flex Notes may not exceed 100% of the aggregate total discounted present value of the junior mortgages serving as collateral thereunder, after deducting any allocable amount securing any senior-priority secured debt, subject to certain exceptions (the “Loan-to-Value Ratio”). In the event the Loan-to-Value Ratio exceeds 1.00 to 1.00 as of any date, the Company may cure such deficiency within 60 days following such date by, among other things, pledging additional collateral, repaying senior-priority secured debt, or repaying a portion of the Phoenix Flex Notes until the Loan-to-Value Ratio is no longer exceeded on a pro forma basis.

In connection with the issuance of the Phoenix Access Notes, the Phoenix Flex Notes will become secured on a junior basis, equally and ratably with the Phoenix Access Notes, the Adamantium Loan Agreement, and any other indebtedness the Company may determine from time to time to be secured on a pari passu basis with the Phoenix Flex Notes, on substantially all of the collateral securing the Fortress Credit Agreement on a first-lien priority basis.

The Phoenix Flex Notes contain customary events of default and may be redeemed at the option of the Company at any time without premium or penalty. Subject to the subordination provisions applicable to the Phoenix Flex Notes, the holders of the Phoenix Flex Notes may request that the Company redeem all or a portion of such holders’ notes on the applicable put date at a price equal to 100% of the aggregate principal amount of such notes, plus accrued and unpaid interest. Subject to the subordination provisions applicable to the Phoenix Flex Notes, holders also have a right to request redemption of their notes at any time prior to maturity at a price equal to 95.0% of the principal amount, plus accrued and unpaid interest, subject to a limit of 10% of the then-outstanding principal amount of the Phoenix Flex Notes in any given calendar year.

PHOENIX ENERGY ONE, LLC AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(unaudited)

Interest Expense on Debt

The following table summarizes the total interest costs incurred on the Company’s debt:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Stated interest	$62,136	$43,165	$169,635	$113,005
Amortization of debt discount and debt issuance costs	8,542	6,530	23,791	17,934
Total interest cost	70,678	49,695	193,426	130,939
Capitalized interest	(9,103)	(10,879)	(21,012)	(19,249)
Total interest expense, net	$61,575	$38,816	$172,414	$111,690

Note 8. Other Current Liabilities

The following table summarizes the Company’s other current liabilities as of the dates presented:

(in thousands)	September 30, 2026	December 31, 2025
Revenue payables	$143,043	$50,642
Production taxes payable	25,112	10,939
Advances from joint interest partners	17,521	17,116
Accrued interest	7,330	5,033
Unredeemed matured bonds	3,927	1,542
Dividends payable	1,521	1,465
Asset retirement obligations	502	540
Other	3,356	750
Total	$202,312	$88,027

Note 9. Preferred Equity

In September 2025, the Company completed its offering of the Series A Preferred Shares, which shares were listed on the NYSE American under the ticker symbol PHXE.P and commenced trading on September 30, 2025. The Company sold an aggregate of 2,704,023 Series A Preferred Shares at closing, which represented $67.6 million in initial liquidation preference at a public offering price of $20.00 per share for gross proceeds of $54.1 million. Offering costs of $6.2 million were recorded as a reduction of the gross proceeds. In addition, at issuance, the Company recorded a $2.4 million discount associated with the stepped distribution rate feature of the Series A Preferred Shares, which provides for increases in the distribution rate prior to the commencement of the 11.0% perpetual distribution rate in year five. For the three and nine months ended September 30, 2026, $0.2 million and $0.5 million of this discount was amortized, respectively.

During the three and nine months ended September 30, 2026, the Company paid $1.7 million and $5.1 million, respectively, of distributions to the holders of the Series A Preferred Shares equal to $0.625 per share and $1.875 per share, respectively. In September 2026, the Company’s Board of Directors authorized and declared a distribution on the Series A Preferred Shares equal to $0.625 per share, which was paid on October 15, 2026, to holders of record as of October 1, 2026, and totaled $1.7 million. As of September 30, 2026, the Company had accrued $1.5 million of dividends payable, which is included in other current liabilities on the condensed consolidated balance sheet.

Note 10. Equity-Based Compensation

The Company’s parent, Phoenix Equity, has granted equity awards to employees and non-employee service providers of the Company under the 2024 Long-Term Incentive Plan (the “2024 Incentive Plan”).

A summary of the activity under the 2024 Incentive Plan for the nine months ended September 30, 2026 is presented below:

	Number of Units	Weighted Average Per Unit Grant Date Fair Value
Nonvested at December 31, 2025	2,949,435
Granted - Phantom Units	75,000	$113.95
Vested	(1,665)	$63.66
Forfeited	(419,690)	$56.88
Nonvested at September 30, 2026	2,603,080

PHOENIX ENERGY ONE, LLC AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(unaudited)

The Phantom Unit awards granted to employees are subject to both a performance condition and a service condition, each of which must be satisfied for the awards to vest. The performance condition requires the occurrence of an exit event (e.g., change in control) by the Company. No compensation cost will be recognized for the employee Phantom Unit awards unless and until the occurrence of such an exit event is deemed probable. As of September 30, 2026, the Company determined that the occurrence of a change in control event was not probable, and accordingly, no equity-based compensation expense was recognized in connection with these awards for the nine months ended September 30, 2026. The Phantom Unit awards granted to the non-employee service provider vest partially upon the grant date, with the remaining portion subject to a monthly vesting schedule based on a service condition. The Company recognized $0.1 million of equity-based compensation expense in connection with the Phantom Unit awards granted to the non-employee service provider for the nine months ended September 30, 2026, which is included in selling, general, and administrative expenses on the condensed consolidated statement of operations. The related liability is presented within other current liabilities in the accompanying condensed consolidated balance sheet. No equity-based compensation expense was recognized during the three months ended September 30, 2026.

As of September 30, 2026 and December 31, 2025, there was $151.1 million and $166.6 million, respectively, of total unrecognized compensation cost related to nonvested equity awards granted under the 2024 Incentive Plan, measured based on the fair value of the awards; that cost is expected to be recognized at the time a liquidity event occurs.

The fair value of each unit granted under the 2024 Incentive Plan was valued on the date of grant under an independent third-party valuation, which included a combination of an income approach, based on the present value of estimated future cash flows, and a market approach based on market data of comparable businesses. The weighted average assumptions used in the valuation of performance unit awards granted for the nine months ended September 30, 2026 are presented in the table below:

September 30, 2026
Dividend yield(a)	—%
Risk-free interest rate(b)	4.10%
Expected volatility(c)	51.5%
Expected term (in years)(d)	5.0
Discount for lack of marketability(e)	30.0%

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

Note 11. Related Parties

Debt Offerings

Certain of the Company’s officers and their family members participate in the Company’s debt offerings. During the nine months ended September 30, 2026 and 2025, these officers and their family members purchased, in aggregate, 8,028 and 1,104 of the combined Reg A Bonds, Reg D Bonds, Adamantium Bonds, and Registered Notes, respectively, for a total purchase price of $8.0 million and $1.1 million, respectively. As of September 30, 2026 and December 31, 2025, there were 9,425 and 6,288, respectively, of bonds outstanding with carrying values of $9.4 million and $6.3 million, respectively. Interest expense attributable to these securities was $0.3 million and $0.1 million for the three months ended September 30, 2026 and 2025, respectively, and $0.9 million and $0.4 million for the nine months ended September 30, 2026 and 2025, respectively.

Lion of Judah

The Company paid interest to a financial institution on behalf of Lion of Judah Capital LLC (“Lion of Judah”) related to a certain financing agreement between Lion of Judah and the financial institution of less than $0.1 million for both the three months ended September 30, 2026 and 2025, and less than $0.1 million for both the nine months ended September 30, 2026 and 2025. Interest payments made by the Company on behalf of Lion of Judah are discretionary in nature.

Wellbore Participation

The Company has offered certain employees, including executive officers, the opportunity to acquire non-operated working interests in 38 Company-operated wells located in North Dakota and Montana. Participants acquired an aggregate 1.1% working interest in these wells. Participants are responsible for their proportionate share of development and ongoing operating costs based on their elected working interests and are entitled to a net revenue interest equal to 80% of their respective

PHOENIX ENERGY ONE, LLC AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(unaudited)

working interests. The participants’ aggregate share of forecasted development costs is approximately $4.8 million, of which $0.1 million was paid upon entering the arrangement. Participants are billed monthly for their share of costs incurred, with amounts due within 30 days. As of September 30, 2026, $2.8 million was due from participants for their share of development costs and was included in accounts receivable–related party in the condensed consolidated balance sheet. The Company recognized a $0.1 million loss on sale of assets in the condensed consolidated statement of operations for both the three and nine months ended September 30, 2026 in connection with the conveyance of these interests.

Note 12. Leases

The Company leases its office facilities primarily under noncancelable multi-year operating lease agreements.

The following table shows the line item classification of the Company’s right-of-use assets and lease liabilities on the Company’s condensed consolidated balance sheets:

(in thousands)	Line item	September 30, 2026	December 31, 2025
Right-of-use assets – operating	Right-of-use assets, net	$8,541	$9,507
Total right-of-use assets		$8,541	$9,507

Current operating lease liabilities	Current operating lease liabilities	$1,374	$1,256
Noncurrent operating lease liabilities	Operating lease liabilities	8,544	9,625
Total lease liabilities		$9,918	$10,881

Operating lease cost of $0.9 million and $1.1 million for the three months ended September 30, 2026 and 2025, respectively, and $2.6 million and $2.3 million for the nine months ended September 30, 2026 and 2025, respectively, was classified as a component of selling, general, and administrative expenses on the condensed consolidated statements of operations.

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

Natural Gas Processing Contracts

The Company entered into contracts for mobile cryogenic gas processing units to process raw gas, produce and store NGL, and compress residue natural gas at wells operated by PhoenixOp. The contracts range from 6 months to 36 months and provide monthly facility and service fees as consideration for services performed by the third-party provider. As of September 30, 2026, the Company was subject to $4.4 million of commitments under these contracts.

Generator Contracts

The Company entered into contracts with a third-party provider to supply generators used to provide power at wells operated by PhoenixOp. The contracts range from 12 months to 24 months and require monthly service payments for power generation and related equipment. As of September 30, 2026, the Company had approximately $6.8 million of remaining commitments under these contracts.

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

Delivery Commitments

Crude Oil Commitments

PhoenixOp is subject to arrangements pursuant to which it has committed to deliver barrels of crude oil to a purchaser through December 31, 2030. PhoenixOp will be subject to a shortfall fee for failure to meet this commitment. As a part of these arrangements, PhoenixOp has dedicated to the counterparties certain rights to all oil extracted from its wells in certain properties in Dunn County, North Dakota. PhoenixOp has assessed the productivity potential of its leasehold in the area, as well as the feasibility of executing an operational plan to extract oil on its leasehold within the commitment period and dedication area, and deemed it to be reasonable to enter into such an agreement. As of September 30, 2026, the Company delivered approximately 1.5 million barrels of crude oil and the remaining aggregate commitment under the contract is approximately 0.7 million barrels of crude oil.

Natural Gas Gathering Commitments

In May 2026, the Company entered into a fifteen-year gas gathering and processing contract with a third-party provider pursuant to which it has committed to deliver substantially all natural gas production from certain dedicated acreage in the Divide, Williams, and Dunn Counties in North Dakota, for gathering and processing services. The Company is subject to a five-year minimum volume commitment of 20.0 million Mcf beginning in March 2027, with an annual minimum requirement of 4.0 million Mcf, and may be subject to a shortfall fee. Deliveries in excess of annual commitments generate volume credits that may be applied against future annual commitments. As of September 30, 2026, the Company delivered approximately 0.2 million Mcf, which will be credited toward the first year’s minimum volume requirement. Under this agreement, the Company pays gathering, compression, and other service fees based primarily on production volumes delivered. The Company has also agreed to fund certain AIC costs associated with the construction of gathering infrastructure totaling $10.0 million, of which $4.0 million was paid in May 2026 and $3.0 million is to be paid in November 2026. The final installment of $3.0 million is payable upon the achievement of certain specified milestones by the provider.

Note 14. Supplemental Cash Flow Information

The following table summarizes supplemental information to the condensed consolidated statements of cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Supplemental disclosure of cash flow information:
Cash interest paid, net of capitalized interest	$90,303	$54,490
Cash paid for operating leases	1,806	940
Supplemental disclosure of non-cash transactions:
Capital expenditures in accounts payable and accrued expenses	$192,758	$138,493
Conversion of accrued interest into principal	15,594	8,410
Unredeemed matured bonds	10,301	8,081
Unpaid property acquisition costs in deferred closings	5,505	4,651
Distributions declared but unpaid on Series A Preferred Shares	1,521	37
Amortization of Series A Preferred Shares discount	513	3
Right-of-use asset obtained in exchange for lease liability	—	2,667
Modification of right-of-use asset and lease liability	—	1,985

PHOENIX ENERGY ONE, LLC AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(unaudited)

Note 15. Segments

The following table summarizes segment operating profit and reconciliation to net income (loss) for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Segment operating profit
Operating	$126,415	$44,258	$357,910	$120,424
Mineral and Non-operating	27,949	5,126	60,381	22,291
Securities	48,785	34,083	134,953	89,749
Eliminations	(54,724)	(37,197)	(149,450)	(100,335)
Total segment operating profit	148,425	46,270	403,794	132,129
Interest income	324	303	712	1,355
Interest expense, net	(61,575)	(38,816)	(172,414)	(111,690)
Gain (loss) on derivatives	(87,846)	2,065	(265,030)	12,907
Loss on debt extinguishments	(732)	(1,334)	(2,600)	(1,916)
Net income (loss)	$(1,404)	$8,488	$(35,538)	$32,785

PHOENIX ENERGY ONE, LLC AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(unaudited)

The following tables present financial information by segment for the three and nine months ended September 30, 2026 and 2025, and as of September 30, 2026 and December 31, 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Significant expenses
Operating
Cost of sales	$67,838	$36,120	$160,156	$87,162
Depreciation, depletion, and amortization	70,445	35,264	179,789	87,752
Purchased crude oil expenses	123,206	39,623	303,802	69,975
Selling, general, and administrative(a)	(229)	24	(1,370)	3,118
Payroll and payroll-related	5,628	2,250	13,288	6,667
Other segment items(b)	217	—	(844)	—
Mineral and Non-operating
Cost of sales	$13,389	$6,929	$29,207	$18,239
Depreciation, depletion, and amortization	18,298	10,286	43,456	25,640
Selling, general, and administrative	2,215	4,742	6,757	14,476
Payroll and payroll-related	3,911	2,325	9,170	10,181
Other segment items(c)	1,057	1,987	2,840	2,509
Securities
Selling, general, and administrative	$1,988	$774	$5,693	$3,841
Payroll and payroll-related	3,975	1,862	9,448	5,611
Advertising and marketing	134	694	306	1,531
Interest expense
Operating	$31,808	$12,974	$88,667	$39,874
Mineral and Non-operating	29,767	25,842	83,747	71,816
Securities	54,724	37,197	149,450	100,335
Eliminations	(54,724)	(37,197)	(149,450)	(100,335)
Total interest expense, net	$61,575	$38,816	$172,414	$111,690
Capital expenditures
Operating	$237,966	$186,252	$701,671	$408,973
Mineral and Non-operating	89,837	80,709	191,182	218,453
Eliminations	(10,115)	(10,813)	(42,288)	(21,267)
Total capital expenditures	$317,688	$256,148	$850,565	$606,159

(a)
Selling, general, and administrative expense within the Operating segment reflects certain overhead costs attributable to field-level operations which are charged to operated wells and allocated to other working interest owners.
(b)
Other segment items include advertising and marketing expense and gain on sale of assets.
(c)
Other segment items include advertising and marketing expense and impairment expense.

(in thousands)	September 30, 2026	December 31, 2025
Assets
Operating	$1,444,522	$892,224
Mineral and Non-operating	1,585,965	1,342,251
Securities	376,513	272,391
Eliminations	(822,040)	(700,097)
Total assets	$2,584,960	$1,806,769

PHOENIX ENERGY ONE, LLC AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(unaudited)

The following tables summarize the Company’s oil and natural gas properties by proved and unproved properties, location, and segment (before accumulated depletion):

	September 30, 2026
(in thousands)	Operating	Mineral and Non-operating	Securities	Eliminations	Consolidated Total
Oil and natural gas properties, proved
Williston Basin	$1,669,709	$568,264	$—	$—	$2,237,973
Powder River Basin	—	95,683	—	—	95,683
Denver-Julesburg	—	68,606	—	—	68,606
Permian Basin	—	25,362	—	—	25,362
Marcellus	—	1,263	—	—	1,263
Uinta Basin	—	87,825	—	—	87,825
Other	—	2,295	—	—	2,295
Total proved properties	$1,669,709	$849,298	$—	$—	$2,519,007
Oil and natural gas properties, unproved
Williston Basin	$1,140	$264,117	$—	$—	$265,257
Powder River Basin	—	33,904	—	—	33,904
Denver-Julesburg	—	9,666	—	—	9,666
Permian Basin	—	1,701	—	—	1,701
Marcellus	—	42	—	—	42
Uinta Basin	—	1,900	—	—	1,900
Other	—	979	—	—	979
Total unproved properties	$1,140	$312,309	$—	$—	$313,449

	December 31, 2025
(in thousands)	Operating	Mineral and Non-operating	Securities	Eliminations	Consolidated Total
Oil and natural gas properties, proved
Williston Basin	$993,215	$245,463	$—	$—	$1,238,678
Powder River Basin	—	52,623	—	—	52,623
Denver-Julesburg	—	47,060	—	—	47,060
Permian Basin	—	20,429	—	—	20,429
Marcellus	—	1,306	—	—	1,306
Uinta Basin	—	42,247	—	—	42,247
Other	—	1,691	—	—	1,691
Total proved properties	$993,215	$410,819	$—	$—	$1,404,034
Oil and natural gas properties, unproved
Williston Basin	$7,433	$386,492	$—	$—	$393,925
Powder River Basin	—	36,084	—	—	36,084
Denver-Julesburg	—	34,857	—	—	34,857
Permian Basin	—	6,679	—	—	6,679
Uinta Basin	—	43,768	—	—	43,768
Other	—	2,071	—	—	2,071
Total unproved properties	$7,433	$509,951	$—	$—	$517,384

Note 16. Subsequent Events

In connection with the preparation of these condensed consolidated financial statements, management has evaluated subsequent events through the date the condensed consolidated financial statements were issued. The Company has determined that there were no such material events that warrant disclosure or recognition on the condensed consolidated financial statements, except for the following:

In October 2026, the Company paid cash distributions totaling $1.7 million to holders of its Series A Preferred Shares, pursuant to distributions declared by the Company’s Board of Directors in September 2026.

PHOENIX ENERGY ONE, LLC AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(unaudited)

In October 2026, the Fortress Credit Agreement was further amended pursuant to Amendment No. 11 to permit the issuance of certain secured junior lien notes, including the Phoenix Access Notes, subject to the conditions and limitations described in the Fortress Credit Agreement. The amendment also revised certain covenants contained in the Fortress Credit Agreement and waived the Company’s noncompliance with its current ratio covenant for the calendar month ended September 30, 2026.

In October 2026, the Company filed a registration statement on Form S-1 with the SEC that relates to the issuance of up to $500.0 million of Phoenix Access Notes that the Company intends to offer on a continuous basis. The Phoenix Access Notes comprise notes that have maturity dates of two to eleven years from the date of initial issuance, with interest rates ranging from 7.5% to 11.0% per annum. As of the date these financial statements were issued, the registration statement had not been declared effective and no Phoenix Access Notes had been issued.

The Company is continuing to raise debt capital under its exempt and registered debt offerings. Since the balance sheet date and through the date of filing of these condensed consolidated financial statements, the Company issued approximately $84.8 million of debt securities under these offerings.

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

Overview

We operate in the oil and gas industry and execute on a three-pronged strategy involving (i) direct drilling operations of operated working interests, (ii) the acquisition of royalty assets, and (iii) the acquisition of non-operated working interest assets. Our direct drilling operations are currently primarily focused on development efforts in the Williston Basin in North Dakota and Montana, and we plan to begin drilling in the Powder River Basin in Wyoming in 2027. Our royalty and working interest acquisitions center around a variety of assets, including mineral interests, leasehold interests, overriding royalty interests, and perpetual royalty interests. These efforts have historically targeted assets in the Williston, Permian, Powder River, Uinta, and Denver-Julesburg Basins. We are agnostic as to geography and prioritize operational and asset potential when executing on our strategy.

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

2026 Outlook

The following table presents our current estimates of certain financial and operating results for the full year of 2026. These forward-looking statements reflect our expectations as of the date of this Quarterly Report and are subject to substantial uncertainty. Our results are inherently unpredictable, may fluctuate significantly, and may be materially affected by many factors, such as fluctuations in commodity prices, changes in global economic and geopolitical conditions, which remain especially volatile, and changes in governmental regulations, among others. The following estimates are based on, among other things, our anticipated capital expenditures and drilling and operations programs, our ability to drill and complete wells consistent with our expectations, certain drilling, completion, and equipping cost assumptions, and certain well performance assumptions. In addition, achieving these estimates and maintaining the required drilling activity to achieve these estimates will depend on the availability of capital, the existing regulatory environment, commodity prices and differentials, rig and service availability, and actual drilling results, as well as other factors. Factors that could cause or contribute to changes of such estimates include those described in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” presented in our 2025 Annual Report. If any of these risks and uncertainties actually occur or the assumptions underlying our estimates are incorrect, our actual operating results, costs and activities may be materially and adversely different from our expectations or guidance. For example, we are currently monitoring our operations and industry developments in light of recent changes in the commodity price environment and industry volatility. While we believe we are well positioned to navigate a lower-price environment, which occasionally has materialized in the past years, a prolonged period of commodity prices below those assumed for purposes of our business plan and current estimates would have an adverse effect on our business, financial condition, results of operations, cash flows from operations, and 2026 outlook. If we adjust our business plan in response to such events, we may subsequently revise our 2026 outlook to reduce our expected ranges. For example, in such event, our expected ranges for revenue, net income (loss), EBITDA, Adjusted EBITDA, and production would likely decrease. Further, our total outstanding debt may increase to the extent we are required to raise additional capital, above our current expectations, in order to fully realize our current or adjusted business plan. In addition, investors should recognize that the reliability of any guidance diminishes to the extent that it involves estimates for figures further in the future, and so the further we are from the end of 2026 the more likely that our actual results will differ materially from our guidance. In light of the foregoing, investors are urged to put our guidance in context and not to place undue reliance upon it.

	Year Ending December 31, 2026
(dollars in thousands)	Lower Range	Upper Range
Revenue(1)	$1,610,000	$1,780,000
Total operating expenses	$1,060,000	$1,120,000
Net income (loss)(2)	$(40,000)	$120,000
EBITDA(3)	$525,000	$695,000
Adjusted EBITDA(3)	$725,000	$850,000
Total outstanding debt(4)	$2,090,000	$2,230,000
Production:
Crude oil (Bbls)	13,100,000	13,700,000
Natural gas (Mcf)(5)	17,500,000	18,200,000
NGL (Bbls)	1,550,000	1,640,000
Total (Boe) (6:1)	17,566,667	18,373,333
Average daily production (Boe/d) (6:1)	48,128	50,338

(1)
Based on an average benchmark commodity price of $88.39/Bbl for crude oil and $2.27/MMBtu for natural gas. Oil prices have been significantly volatile during 2026. Oil prices rose sharply in the first half of the year following the onset of the conflict in the Middle East involving Iran, Israel, the United States, and other countries in the region, reaching a high of $112.95 per Bbl on April 7, 2026. During the third quarter, oil prices ranged from a low of $69.60 per Bbl on July 6, 2026 to a high of $107.02 per Bbl on September 15, 2026, driven in part by renewed disruptions to shipping in the region. See “Risk Factors—Risks Related to Our Business and Operations—Our business is sensitive to the price of oil and gas, and sustained declines in prices may adversely affect our financial position, financial results, cash flows, access to capital, and ability to grow” in our 2025 Annual Report.
(2)
Net income (loss) projections are subject to significant variability due to the accounting treatment of our derivative instruments. We use derivative instruments to manage exposure to commodity price volatility. These instruments are accounted for at fair value under GAAP, with changes in fair value recognized in earnings each reporting period. As a result, reported net income may be significantly impacted by unrealized gains or losses resulting from changes in forward commodity price curves related to future production periods, including 2026, 2027, 2028, and 2029. Our hedge positions currently result in derivative losses when crude oil prices rise. A substantial increase in forward crude oil prices, particularly late in the fourth quarter of 2026, would increase these losses before the higher prices are reflected in revenue, and could result in a net loss for the fourth quarter, which is reflected in the lower end of the net income (loss) range. Because these adjustments reflect changes in market expectations for future commodity prices rather than current operational performance, reported net income (loss) may fluctuate materially from period to period and may not be indicative of the Company’s underlying operating performance. Accordingly, deviations from projected net income (loss), EBITDA, or Adjusted EBITDA due primarily to non-cash mark-to-market adjustments on derivative instruments may occur even if operational performance remains consistent with expectations, and the Company may elect not to update previously issued net income (loss), EBITDA, or Adjusted EBITDA guidance when such deviations occur.
(3)
EBITDA and Adjusted EBITDA are non-GAAP financial measures. See “—Non-GAAP Financial Measures.” Assumes interest expense ranging between $240.0 million and $250.0 million and depreciation, depletion, and amortization expense ranging between $315.0 million and $335.0 million during the year ending December 31, 2026. We have not provided a full reconciliation of our forward outlook for EBITDA or Adjusted EBITDA in reliance on the unreasonable efforts exception provided under Item 10(e)(1)(i)(B) of Regulation S-K. We are unable to predict with reasonable certainty the specific amount and timing of certain items required to provide a full reconciliation, in particular due to the impact that commodity prices can have on our derivative positions.
(4)
Assumes repayment of an aggregate of $148.0 million of debt outstanding as of December 31, 2025 and that matures prior to December 31, 2026, no prepayments of debt that is not maturing prior to December 31, 2026, and the issuance of between $708.1 million and $848.1 million of new debt during the year ending December 31, 2026.
(5)
Revenue from natural gas has not historically represented a significant portion of our total revenues. We anticipate this trend to continue and, as a result, we currently estimate 5,350,000 Mcf to 5,650,000 Mcf of natural gas volumes (of the production range presented above) will be sold and recognized as revenues for the year ending December 31, 2026.

Third Quarter 2026 Financial and Operational Highlights

•
Total revenues were $460.4 million for the three months ended September 30, 2026 as compared to $189.0 million for the three months ended September 30, 2025, an increase of $271.4 million, or 143.6%. Income from operations was $148.4 million for the three months ended September 30, 2026, as compared to $46.3 million for the three months ended September 30, 2025, an increase of $102.1 million, or 220.5%. Net income (loss) was $(1.4) million for the three months ended September 30, 2026 as compared to $8.5 million for the three months ended September 30, 2025, a change of $9.9 million. Cash flow provided by operating activities for the nine months ended September 30, 2026 was $489.0 million, as compared to $204.7 million for the nine months ended September 30, 2025, an increase of $284.3 million, or 138.9%;
•
Average daily sales volume was 45,974 net Boe per day during the three months ended September 30, 2026 as compared to 27,720 net Boe per day during the three months ended September 30, 2025, an increase of 18,254 net Boe per day, or 65.9%. In addition, there were 150 producing wells in service as of September 30, 2026 as compared to 78 producing wells in service as of September 30, 2025;
•
Adjusted EBITDA was $207.8 million for the three months ended September 30, 2026 as compared to $88.9 million for the three months ended September 30, 2025, an increase of $118.9 million, or 133.7%. Adjusted

EBITDA is a non-GAAP measure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure under GAAP;
•
We invested $848.6 million, net of proceeds from the sale of assets, during the nine months ended September 30, 2026 to support our growth;
•
During the period, our gross crude oil production totaled 4.4 million Bbls, representing our highest quarterly production volume to date. Gross crude oil production also reached a record monthly volume of 1.5 million Bbls in August 2026 and a record daily volume of 52,479 Bbls in September 2026;
•
In August 2026, we were the eighth largest producer of crude oil in North Dakota;
•
We rig released 22 Bakken production wells, including 19 three-mile lateral wells, two four-mile lateral wells, and one switchback well, which had an average lateral length of approximately 16,144 feet;
•
We completed hydraulic fracturing on 15 wells, consisting of 11 four-mile lateral wells and 4 three-mile lateral wells, and placed 5 wells on production, including our first four-mile lateral switchback wells, which were also the first such wells drilled in Montana;
•
We received the first permits ever issued for five-mile lateral wells in the Williston Basin; and
•
We produced approximately 14.2 million Bbls of water and injected approximately 14.2 million Bbls through our own saltwater disposal wells during the period, with approximately 99.5% of total produced water volumes handled internally through our operated facilities.

Results of Operations for the Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025

The following table summarizes our consolidated results of operations for the periods indicated:

	Three Months Ended September 30,		Change
(in thousands)	2026	2025	$	%
Revenues
Product sales	$258,298	$113,761	$144,537	127.1%
Mineral and royalty revenues	66,921	31,300	35,621	113.8%
Purchased crude oil sales	126,905	40,436	86,469	213.8%
Water services	8,103	3,308	4,795	145.0%
Other revenue	158	216	(58)	(26.9)%
Total revenues	460,385	189,021	271,364	143.6%
Operating expenses
Cost of sales	81,115	42,920	38,195	89.0%
Depreciation, depletion, and amortization	88,743	45,550	43,193	94.8%
Purchased crude oil expenses	123,206	39,623	83,583	210.9%
Selling, general, and administrative	3,974	5,540	(1,566)	(28.3)%
Payroll and payroll-related	13,514	6,437	7,077	109.9%
Advertising and marketing	972	694	278	40.1%
Gain on sale of assets	(210)	—	(210)	NM
Impairment expense	646	1,987	(1,341)	(67.5)%
Total operating expenses	311,960	142,751	169,209	118.5%
Income from operations	148,425	46,270	102,155	220.8%
Other income (expenses)
Interest income	324	303	21	6.9%
Interest expense, net	(61,575)	(38,816)	(22,759)	(58.6)%
Gain (loss) on derivatives	(87,846)	2,065	(89,911)	(4,354.0)%
Loss on debt extinguishments	(732)	(1,334)	602	45.1%
Total other expenses	(149,829)	(37,782)	(112,047)	(296.6)%
Net income (loss)	$(1,404)	$8,488	$(9,892)	(116.5)%

NM – not meaningful.

The following tables summarize our segment operating profit for the periods indicated:

	Three Months Ended September 30, 2026
(in thousands)	Operating	Mineral and Non-operating	Securities	Eliminations	Total
Total revenues	$393,520	$66,819	$54,882	$(54,836)	$460,385
Total operating expenses	(267,105)	(38,870)	(6,097)	112	(311,960)
Segment operating profit	$126,415	$27,949	$48,785	$(54,724)	$148,425

	Three Months Ended September 30, 2025
(in thousands)	Operating	Mineral and Non-operating	Securities	Eliminations	Total
Total revenues	$157,539	$31,395	$37,413	$(37,326)	$189,021
Total operating expenses	(113,281)	(26,269)	(3,330)	129	(142,751)
Segment operating profit	$44,258	$5,126	$34,083	$(37,197)	$46,270

The following table summarizes our net sales volumes and average realized prices for the periods indicated:

	Three Months Ended September 30,		Change
	2026	2025	$	%
Net Sales Volumes:
Crude oil (Bbl)	3,703,919	2,217,933	1,485,986	67.0%
Natural gas (Mcf)	1,297,194	807,489	489,705	60.6%
NGL (Bbl)	309,483	197,696	111,787	56.5%
Total (Boe)(6:1)	4,229,601	2,550,211	1,679,390	65.9%
Average daily sales volumes (Boe/d) (6:1)	45,974	27,720	18,254	65.9%
Average Realized Prices(a):
Crude oil (Bbl)	$85.09	$62.97	$22.12	35.1%
Natural gas (Mcf)	$1.48	$1.95	$(0.47)	(24.1)%
NGL (Bbl)	$26.30	$19.25	$7.05	36.6%

(a)
Average realized prices are net of certain post-production costs that are deducted from our royalties.

Revenues

The following table shows the components of our revenue for the periods presented:

	Three Months Ended September 30,		Change
(in thousands)	2026	2025	$	%
Product sales
Crude oil	$251,767	$110,731	$141,036	127.4%
Natural gas	742	496	246	49.6%
NGL	5,789	2,534	3,255	128.5%
Total product sales	258,298	113,761	144,537	127.1%
Mineral and royalty revenues
Crude oil	63,399	28,949	34,450	119.0%
Natural gas	1,173	1,079	94	8.7%
NGL	2,349	1,272	1,077	84.7%
Total mineral and royalty revenues	66,921	31,300	35,621	113.8%
Purchased crude oil sales	126,905	40,436	86,469	213.8%
Water services	8,103	3,308	4,795	145.0%
Other revenue	158	216	(58)	(26.9)%
Total revenues	$460,385	$189,021	$271,364	143.6%

Revenue was $460.4 million for the three months ended September 30, 2026, as compared to $189.0 million for the same period in 2025, an increase of $271.4 million, or 143.6%. The increase was primarily attributable to a $144.5 million increase in product sales generated from our direct drilling, extraction, and related oil and gas operating activities, an $86.5 million increase in purchased crude oil sales derived from the sale of crude oil purchased from working interest owners and royalty interest holders in wells operated by PhoenixOp, a $35.6 million increase in mineral and royalty revenues generated from our mineral and non-operating activities, and a $4.8 million increase in revenue from water disposal services.

Operating Segment

Operating segment revenue was $393.5 million for the three months ended September 30, 2026, as compared to $157.5 million for the same period in 2025, an increase of $236.0 million, or 149.8%. The increase was primarily attributable to a $144.5 million increase in product sales generated from our direct drilling, extraction, and related oil and gas operating activities driven by additional wells placed into service, of which there were 150 producing wells in service as of September 30, 2026, as compared to 78 producing wells in service as of September 30, 2025, an $86.5 million increase in purchased crude oil sales attributable to Firebird Marketing’s crude oil marketing activities within the operating segment, and a $4.8 million increase in revenue from water disposal services driven by higher disposal volumes, with 14.2 million barrels of saltwater disposed by Firebird Services during the three months ended September 30, 2026, as compared to 6.8 million barrels during the same period in 2025. The increase in segment revenue was also driven by increased revenues from crude oil due to a 35.1% increase in average realized price for crude oil from $62.97/Bbl for the three months ended September 30, 2025 to $85.09/Bbl for the three months ended September 30, 2026. The increase in segment revenue was also driven by a 71.8% increase in crude oil production volumes during the three months ended September 30, 2026 as compared to the same period in 2025.

Mineral and Non-operating Segment

Mineral and non-operating segment revenue was $66.8 million for the three months ended September 30, 2026, as compared to $31.4 million for the same period in 2025, an increase of $35.4 million, or 112.7%. The increase was primarily attributable to increased revenues from crude oil due to a 35.1% increase in the average realized price for crude oil from $62.97/Bbl for the three months ended September 30, 2025 to $85.09/Bbl for the three months ended September 30, 2026. The increase in segment revenue was also driven by a 51.0% increase in crude oil production volumes, as well as a 30.3% increase in natural gas production volumes from our acquisitions of mineral and non-operated working interests during the three months ended September 30, 2026 as compared to the same period in 2025.

Operating Expenses

Cost of Sales

The following table shows the components of our cost of sales for the periods presented:

	Three Months Ended September 30,		Change
(in thousands)	2026	2025	$	%
Cost of sales
Production taxes	$30,401	$11,648	$18,753	161.0%
Lease operating expenses	29,805	19,217	10,588	55.1%
Production costs	20,909	12,055	8,854	73.4%
Total	$81,115	$42,920	$38,195	89.0%

Cost of sales was $81.1 million for the three months ended September 30, 2026, as compared to $42.9 million for the same period in 2025, an increase of $38.2 million, or 89.0%. The increase was primarily driven by increased drilling, extraction, and related oil and gas operating activities associated with wells operated by PhoenixOp, and an increase in cost of sales due to higher lease operating expense and severance taxes resulting from increased average realized price for crude oil and increased production volumes for crude oil and natural gas from our acquisitions of mineral and non-operated working interests during the three months ended September 30, 2026 as compared to the same period in 2025.

Operating Segment

Operating segment cost of sales was $67.8 million for the three months ended September 30, 2026, as compared to $36.1 million for the same period in 2025, an increase of $31.7 million, or 87.8%. The increase in segment cost of sales was driven by additional wells placed into service, of which there were 150 producing wells in service as of September 30, 2026, as compared to 78 producing wells in service as of September 30, 2025, resulting in increased lease operating expenses, production costs, and production and ad valorem taxes during the three months ended September 30, 2026 as compared to the same period in 2025.

Mineral and Non-operating Segment

Mineral and non-operating segment cost of sales was $13.4 million for the three months ended September 30, 2026, as compared to $6.9 million for the same period in 2025, an increase of $6.5 million, or 94.2%. The increase in segment cost of sales was primarily attributable to higher lease operating expense and severance taxes resulting from a 35.1% increase in the average realized price for crude oil from $62.97/Bbl for the three months ended September 30, 2025 to $85.09/Bbl for the three months ended September 30, 2026, and a 51.0% and 30.3% increase in production volumes for crude oil and natural gas, respectively, from our acquisitions of mineral and non-operated working interests during the three months ended September 30, 2026 as compared to the same period in 2025.

Depreciation, Depletion, and Amortization Expense

The following table shows the components of our depreciation, depletion, and amortization expense for the periods presented:

	Three Months Ended September 30,		Change
(in thousands)	2026	2025	$	%
Depreciation, depletion, and amortization
Depletion	$88,243	$45,463	$42,780	94.1%
Depreciation	349	12	337	2,808.3%
Amortization	70	—	70	NM
Accretion on asset retirement obligations	81	75	6	8.0%
Total	$88,743	$45,550	$43,193	94.8%

NM – not meaningful.

Depreciation, depletion, and amortization expense was $88.7 million for the three months ended September 30, 2026, as compared to $45.6 million for the same period in 2025, an increase of $43.1 million, or 94.5%. The operating segment accounted for $35.1 million of the increase, primarily due to a $34.9 million increase in depletion expense. The mineral and non-operating segment accounted for $8.0 million of the increase, primarily due to a $7.9 million increase in depletion expense. In both segments, the increase in depletion expense was driven by higher production volumes and a higher depletion rate per Boe, which resulted from growth in the depletable cost base outpacing growth in proved reserves.

Operating Segment

Depreciation, depletion, and amortization expense for the operating segment was $70.4 million for the three months ended September 30, 2026, as compared to $35.3 million for the same period in 2025, an increase of $35.1 million, or 99.4%, primarily due to an increase in depletion expense driven by higher production volumes and a higher depletion rate, which resulted from growth in the depletable cost base outpacing growth in proved reserves.

Mineral and Non-operating Segment

Depreciation, depletion, and amortization expense for the mineral and non-operating segment was $18.3 million for the three months ended September 30, 2026, as compared to $10.3 million for the same period in 2025, an increase of $8.0 million, or 77.7%, primarily due to an increase in depletion expense driven by higher production volumes and a higher depletion rate. Depletion expense was $18.92 per Boe and $15.62 per Boe for the three months ended September 30, 2026 and 2025, respectively, an increase of $3.30 per Boe, primarily due to growth in the depletable cost base outpacing growth in proved reserves.

Purchased Crude Oil Expense

Purchased crude oil expense was $123.2 million for the three months ended September 30, 2026, as compared to $39.6 million for the same period in 2025, an increase of $83.6 million, or 211.1%. The increase in purchased crude oil expense was primarily driven by a 35.1% increase in average realized price for crude oil from $62.97/Bbl in the three months ended September 30, 2025 to $85.09/Bbl in the three months ended September 30, 2026, and a 71.8% increase in crude oil production volumes in our operated oil and gas properties.

Selling, General, and Administrative Expense

Selling, general, and administrative expense was $4.0 million for the three months ended September 30, 2026, as compared to $5.5 million for the same period in 2025, a decrease of $1.5 million, or 27.3%. The decrease was primarily due to a $2.9 million increase in the overhead attributable to field-level operations charged to operated wells, which reduced selling, general, and administrative expense, and a $1.7 million decrease in expense associated with land acquisition and title work, primarily resulting from the capitalization of costs directly associated with the acquisition of oil and gas properties. The decrease was partially offset by a $1.4 million increase in fees charged by purchasers for early revenue payments received within the operating segment, a $1.2 million increase in allocated corporate overhead, and a $0.7 million increase in legal professional service fees.

Operating Segment

Selling, general, and administrative expense for the operating segment was $(0.2) million for the three months ended September 30, 2026 as compared to less than $0.1 million for the same period in 2025, a change of $0.2 million, primarily due to a $2.9 million increase in the overhead attributable to field-level operations charged to operated wells, which reduced selling, general, and administrative expense, partially offset by increased fees charged by purchasers for early revenue payments received of $1.4 million, increased allocated corporate overhead of $0.7 million, a $0.2 million increase in fees associated with land acquisition and title work, increased legal professional service fees of $0.1 million, and a $0.1 million increase due to the reallocation of labor to other segments.

Mineral and Non-operating Segment

Selling, general, and administrative expense for the mineral and non-operating segment was $2.2 million for the three months ended September 30, 2026, as compared to $4.7 million for the same period in 2025, a decrease of $2.5 million, or 53.2%, primarily due to a $1.9 million decrease in fees associated with land acquisition and title work, a $0.5 million decrease due to the reallocation of labor to other segments, reflecting an alignment of employee time and responsibilities across segments, and decreased legal professional service fees of $0.1 million, partially offset by increased allocated corporate overhead of $0.2 million.

Securities Segment

Selling, general, and administrative expense for the securities segment was $2.0 million for the three months ended September 30, 2026, as compared to $0.8 million for the same period in 2025, an increase of $1.2 million, or 150.0%, primarily due to increased legal professional service fees of $0.7 million and a $0.3 million increase in allocated corporate overhead.

Payroll and Payroll-Related Expense

Payroll and payroll-related expense was $13.5 million for the three months ended September 30, 2026, as compared to $6.4 million for the same period in 2025, an increase of $7.1 million, or 110.9%, primarily due to a $6.4 million increase in compensation paid to certain key employees. Employee headcount increased from 182 employees at September 30, 2025 to 184 employees at September 30, 2026.

Operating Segment

Payroll and payroll-related expense for the operating segment was $5.6 million for the three months ended September 30, 2026, as compared to $2.3 million for the same period in 2025, an increase of $3.3 million, or 143.5%, primarily due to a $2.1 million increase in compensation paid to certain key employees, the reallocation of personnel to our operating activities from other segments, and new hires supporting our oil and gas operations.

Mineral and Non-operating Segment

Payroll and payroll-related expense for the mineral and non-operating segment was $3.9 million for the three months ended September 30, 2026, as compared to $2.3 million for the same period in 2025, an increase of $1.6 million, or 69.6%, primarily due to a $2.1 million increase in compensation paid to certain key employees, partially offset by the capitalization of labor directly associated with the acquisition of oil and gas properties and the reallocation of personnel to other segments to better align employee time and responsibilities across segments.

Securities Segment

Payroll and payroll-related expense for the securities segment was $4.0 million for the three months ended September 30, 2026, as compared to $1.9 million for the same period in 2025, an increase of $2.1 million, or 110.5%, due to a $2.1 million increase in compensation paid to certain key employees.

Advertising and Marketing Expense

Advertising and marketing expense was $1.0 million for the three months ended September 30, 2026, as compared to $0.7 million for the same period in 2025, an increase of $0.3 million, or 42.9%, which was not material for the periods presented.

Gain on Sale of Assets

Gain on sale of assets was $0.2 million for the three months ended September 30, 2026, due to the conveyance of working interests in certain of our operated oil and gas properties, with no comparable activity during the same period in 2025.

Impairment Expense

Impairment expense was $0.7 million for the three months ended September 30, 2026, as compared to $2.0 million for the same period in 2025, a decrease of $1.3 million, or 65.0%, primarily due to a decrease in lease expirations and title defects within the mineral and non-operating segment.

Other Expenses

Interest Expense, Net

Interest expense, net, was $61.6 million for the three months ended September 30, 2026, as compared to $38.8 million for the same period in 2025, an increase of $22.8 million, or 58.8%. The increase was primarily due to (i) a $14.1 million increase in interest on our debt securities, as the principal outstanding increased from $1.0 billion at September 30, 2025 to $1.4 billion at September 30, 2026, with no significant change in the weighted-average interest rate, as our lower-rate Phoenix Flex Notes, first issued in July 2026, represented 1.1% of our total debt outstanding at September 30, 2026; (ii) a $5.5 million increase in interest under the Fortress Credit Agreement; (iii) a $1.5 million increase in amortization of debt issuance costs related to our debt securities; and (iv) a $1.8 million decrease in capitalized interest.

Gain (Loss) on Derivatives

Loss on derivatives was $87.8 million for the three months ended September 30, 2026, as compared to a gain on derivatives of $2.1 million for the same period in 2025, a change of $89.9 million, primarily attributable to a $62.8 million increase in unrealized losses as a result of unfavorable changes in the mark-to-market value of our outstanding commodity derivatives and a $27.1 million increase in realized losses, representing net cash settlements paid on matured contracts during the three months ended September 30, 2026 as compared to the same period in 2025.

Loss on Debt Extinguishments

Loss on debt extinguishments was $0.7 million for the three months ended September 30, 2026, as compared to $1.3 million for the same period in 2025, a decrease of $0.6 million, or 46.2%. The decrease was primarily due to decreased write-offs of debt issuance costs associated with the redemption of bonds issued pursuant to our debt offerings, of which $6.5 million of bonds were redeemed during the three months ended September 30, 2026, as compared to $7.1 million of bonds redeemed for the same period in 2025.

The following table summarizes the par value of bonds redeemed for the periods indicated:

	Three Months Ended September 30,		Change
(in thousands)	2026	2025	$	%
Reg D Bonds
August 2023 506(c) Bonds	$4,622	$4,270	$352	8.2%
Senior Reg D Bonds	—	100	(100)	(100.0)%
December 2022 506(c) Bonds	344	429	(85)	(19.8)%
Total Reg D Bonds	4,966	4,799	167	3.5%
Reg A Bonds	45	721	(676)	(93.8)%
Adamantium Bonds	895	1,563	(668)	(42.7)%
Registered Notes	108	15	93	620.0%
Exchange Notes	470	—	470	NM
Total	$6,484	$7,098	$(614)	(8.7)%

NM – not meaningful.

Results of Operations for the Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

The following table summarizes our consolidated results of operations for the periods indicated:

	Nine Months Ended September 30,		Change
(in thousands)	2026	2025	$	%
Revenues
Product sales	$681,799	$295,290	$386,509	130.9%
Mineral and royalty revenues	151,766	93,171	58,595	62.9%
Purchased crude oil sales	311,958	71,236	240,722	337.9%
Water services	18,443	8,508	9,935	116.8%
Other revenue	950	397	553	139.3%
Total revenues	1,164,916	468,602	696,314	148.6%
Operating expenses
Cost of sales	188,787	105,172	83,615	79.5%
Depreciation, depletion, and amortization	223,245	113,392	109,853	96.9%
Purchased crude oil expenses	303,802	69,975	233,827	334.2%
Selling, general, and administrative	11,080	21,435	(10,355)	(48.3)%
Payroll and payroll-related	31,906	22,459	9,447	42.1%
Advertising and marketing	1,898	1,531	367	24.0%
Gain on sale of assets	(1,652)	—	(1,652)	NM
Impairment expense	2,056	2,509	(453)	(18.1)%
Total operating expenses	761,122	336,473	424,649	126.2%
Income from operations	403,794	132,129	271,665	205.6%
Other income (expenses)
Interest income	712	1,355	(643)	(47.5)%
Interest expense, net	(172,414)	(111,690)	(60,724)	(54.4)%
Gain (loss) on derivatives	(265,030)	12,907	(277,937)	(2,153.4)%
Loss on debt extinguishments	(2,600)	(1,916)	(684)	(35.7)%
Total other expenses	(439,332)	(99,344)	(339,988)	(342.2)%
Net income (loss)	$(35,538)	$32,785	$(68,323)	(208.4)%

NM – not meaningful.

The following tables summarize our segment operating profit for the periods indicated:

	Nine Months Ended September 30, 2026
(in thousands)	Operating	Mineral and Non-operating	Securities	Eliminations	Total
Total revenues	$1,012,731	$151,811	$150,400	$(150,026)	$1,164,916
Total operating expenses	(654,821)	(91,430)	(15,447)	576	(761,122)
Segment operating profit	$357,910	$60,381	$134,953	$(149,450)	$403,794

	Nine Months Ended September 30, 2025
(in thousands)	Operating	Mineral and Non-operating	Securities	Eliminations	Total
Total revenues	$375,098	$93,336	$100,732	$(100,564)	$468,602
Total operating expenses	(254,674)	(71,045)	(10,983)	229	(336,473)
Segment operating profit	$120,424	$22,291	$89,749	$(100,335)	$132,129

The following table summarizes our net sales volumes and average realized prices for the periods indicated:

	Nine Months Ended September 30,		Change
	2026	2025	$	%
Net Sales Volumes:
Crude oil (Bbl)	9,687,251	5,731,412	3,955,839	69.0%
Natural gas (Mcf)	4,263,360	2,146,843	2,116,517	98.6%
NGL (Bbl)	850,878	388,083	462,795	119.3%
Total (Boe)(6:1)	11,248,689	6,477,302	4,771,387	73.7%
Average daily sales volumes (Boe/d) (6:1)	41,204	23,726	17,478	73.7%
Average Realized Prices(a):
Crude oil (Bbl)	$82.78	$65.36	$17.42	26.7%
Natural gas (Mcf)	$2.39	$2.57	$(0.18)	(7.0)%
NGL (Bbl)	$25.22	$21.51	$3.71	17.2%

(a)
Average realized prices are net of certain post-production costs that are deducted from our royalties.

Revenues

The following table shows the components of our revenue for the periods presented:

	Nine Months Ended September 30,		Change
(in thousands)	2026	2025	$	%
Product sales
Crude oil	$661,349	$290,371	$370,978	127.8%
Natural gas	5,179	1,133	4,046	357.1%
NGL	15,271	3,786	11,485	303.4%
Total product sales	681,799	295,290	386,509	130.9%
Mineral and royalty revenues
Crude oil	140,582	84,235	56,347	66.9%
Natural gas	4,996	4,374	622	14.2%
NGL	6,188	4,562	1,626	35.6%
Total mineral and royalty revenues	151,766	93,171	58,595	62.9%
Purchased crude oil sales	311,958	71,236	240,722	337.9%
Water services	18,443	8,508	9,935	116.8%
Other revenue	950	397	553	139.3%
Total revenues	$1,164,916	$468,602	$696,314	148.6%

Revenue was $1.2 billion for the nine months ended September 30, 2026, as compared to $468.6 million for the same period in 2025, an increase of $696.3 million, or 148.6%. The increase was primarily attributable to a $386.5 million increase in product sales generated from our direct drilling, extraction, and related oil and gas operating activities, a $240.7 million increase in purchased crude oil sales derived from the sale of crude oil purchased from working interest owners and royalty interest holders in wells operated by PhoenixOp, a $58.6 million increase in mineral and royalty revenues generated from our mineral and non-operating activities, and a $9.9 million increase in revenue from water disposal services.

Operating Segment

Operating segment revenue was $1.0 billion for the nine months ended September 30, 2026, as compared to $375.1 million for the same period in 2025, an increase of $637.6 million, or 170.0%. The increase was primarily attributable to a $386.5 million increase in product sales generated from our direct drilling, extraction, and related oil and gas operating activities driven by additional wells placed into service, of which there were 150 producing wells in service as of September 30, 2026, as compared to 78 producing wells in service as of September 30, 2025, and a $240.7 million increase in purchased crude oil sales attributable to Firebird Marketing’s crude oil marketing activities within the operating segment, which were in place for the full nine months ended September 30, 2026, compared to a partial period in 2025, as these activities commenced in April 2025. The increase was also driven by a $9.9 million increase in revenue from water disposal services driven by higher disposal volumes, with 38.7 million barrels of saltwater disposed by Firebird Services during the nine months ended September 30, 2026, as compared to 15.8 million barrels during the same period in 2025, and increased revenues from crude oil due to a 26.7% increase in average realized price for crude oil from $65.36/Bbl for the nine months ended September 30, 2025 to $82.78/Bbl for the nine months ended September 30, 2026. The increase in segment revenue was also driven by an

80.8% increase in crude oil production volumes during the nine months ended September 30, 2026 as compared to the same period in 2025.

Mineral and Non-operating Segment

Mineral and non-operating segment revenue was $151.8 million for the nine months ended September 30, 2026, as compared to $93.3 million for the same period in 2025, an increase of $58.5 million, or 62.7%. The increase was primarily attributable to increased revenues from crude oil due to a 26.7% increase in the average realized price for crude oil from $65.36/Bbl for the nine months ended September 30, 2025 to $82.78/Bbl for the nine months ended September 30, 2026. The increase in segment revenue was also driven by a 30.9% increase in crude oil production volumes, as well as a 31.4% increase in natural gas production volumes from our acquisitions of mineral and non-operated working interests during the nine months ended September 30, 2026 as compared to the same period in 2025.

Operating Expenses

Cost of Sales

The following table shows the components of our cost of sales for the periods presented:

	Nine Months Ended September 30,		Change
(in thousands)	2026	2025	$	%
Cost of sales
Production taxes	$76,965	$32,383	$44,582	137.7%
Lease operating expenses	61,565	40,810	20,755	50.9%
Production costs	50,257	31,979	18,278	57.2%
Total	$188,787	$105,172	$83,615	79.5%

Cost of sales was $188.8 million for the nine months ended September 30, 2026, as compared to $105.2 million for the same period in 2025, an increase of $83.6 million, or 79.5%. The increase was primarily driven by increased drilling, extraction, and related oil and gas operating activities associated with wells operated by PhoenixOp, and an increase in cost of sales due to higher lease operating expense and severance taxes resulting from increased average realized price for crude oil and increased production volumes for crude oil and natural gas from our acquisitions of mineral and non-operated working interests during the nine months ended September 30, 2026 as compared to the same period in 2025.

Operating Segment

Operating segment cost of sales was $160.2 million for the nine months ended September 30, 2026, as compared to $87.2 million for the same period in 2025, an increase of $73.0 million, or 83.7%. The increase in segment cost of sales was driven by additional wells placed into service, of which there were 150 producing wells in service as of September 30, 2026, as compared to 78 producing wells in service as of September 30, 2025, resulting in increased lease operating expenses, production costs, and production and ad valorem taxes during the nine months ended September 30, 2026 as compared to the same period in 2025.

Mineral and Non-operating Segment

Mineral and non-operating segment cost of sales was $29.2 million for the nine months ended September 30, 2026, as compared to $18.2 million for the same period in 2025, an increase of $11.0 million, or 60.4%. The increase in segment cost of sales was primarily attributable to higher lease operating expense and severance taxes resulting from a 26.7% increase in the average realized price for crude oil from $65.36/Bbl for the nine months ended September 30, 2025 to $82.78/Bbl for the nine months ended September 30, 2026, and a 30.9% and 31.4% increase in production volumes for crude oil and natural gas, respectively, from our acquisitions of mineral and non-operated working interests during the nine months ended September 30, 2026 as compared to the same period in 2025.

Depreciation, Depletion, and Amortization Expense

The following table shows the components of our depreciation, depletion, and amortization expense for the periods presented:

	Nine Months Ended September 30,		Change
(in thousands)	2026	2025	$	%
Depreciation, depletion, and amortization
Depletion	$222,067	$113,278	$108,789	96.0%
Depreciation	717	26	691	2,657.7%
Amortization	210	—	210	NM
Accretion on asset retirement obligations	251	88	163	185.2%
Total	$223,245	$113,392	$109,853	96.9%

NM – not meaningful

Depreciation, depletion, and amortization expense was $223.2 million for the nine months ended September 30, 2026, as compared to $113.4 million for the same period in 2025, an increase of $109.8 million, or 96.8%. The operating segment accounted for $92.0 million of the increase, primarily due to a $91.3 million increase in depletion expense. The mineral and non-operating segment accounted for $17.9 million of the increase, primarily due to a $17.4 million increase in depletion expense. In both segments, the increase in depletion expense was driven by higher production volumes and a higher depletion rate per Boe, which resulted from growth in the depletable cost base outpacing growth in proved reserves.

Operating Segment

Depreciation, depletion, and amortization expense for the operating segment was $179.8 million for the nine months ended September 30, 2026, as compared to $87.8 million for the same period in 2025, an increase of $92.0 million, or 104.8%, primarily due to an increase in depletion expense driven by higher production volumes and a higher depletion rate, which resulted from growth in the depletable cost base outpacing growth in proved reserves.

Mineral and Non-operating Segment

Depreciation, depletion, and amortization expense for the mineral and non-operating segment was $43.5 million for the nine months ended September 30, 2026, as compared to $25.6 million for the same period in 2025, an increase of $17.9 million, or 69.9%, primarily due to an increase in depletion expense driven by higher production volumes and a higher depletion rate. Depletion expense was $17.99 per Boe and $14.01 per Boe for the nine months ended September 30, 2026 and 2025, respectively, an increase of $3.98 per Boe, primarily due to growth in the depletable cost base outpacing growth in proved reserves.

Purchased Crude Oil Expense

Purchased crude oil expense was $303.8 million for the nine months ended September 30, 2026, as compared to $70.0 million for the same period in 2025, an increase of $233.8 million, or 334.0%. The increase in purchased crude oil expense was primarily attributable to Firebird Marketing’s crude oil marketing activities within the operating segment, which were in place for the full nine months ended September 30, 2026, compared to a partial period in 2025, as these activities commenced in April 2025. The increase was also driven by a 26.7% increase in the average realized price for crude oil from $65.36/Bbl for the nine months ended September 30, 2025 to $82.78/Bbl for the nine months ended September 30, 2026, and an 80.8% increase in crude oil production volumes in our operated oil and gas properties.

Selling, General, and Administrative Expense

Selling, general, and administrative expense was $11.1 million for the nine months ended September 30, 2026, as compared to $21.4 million for the same period in 2025, a decrease of $10.3 million, or 48.1%. The decrease was primarily due to a $12.6 million increase in the overhead attributable to field-level operations charged to operated wells, which reduced selling, general, and administrative expense, partially offset by a $2.6 million increase in allocated corporate overhead.

Operating Segment

Selling, general, and administrative expense for the operating segment was $(1.4) million for the nine months ended September 30, 2026, as compared to $3.1 million for the same period in 2025, a change of $4.5 million, primarily due to a $12.6 million increase in the overhead attributable to field-level operations charged to operated wells, which reduced selling, general, and administrative expense, partially offset by increased allocated corporate overhead of $2.6 million, increased fees charged by purchasers for early revenue payments received of $3.1 million, a $1.2 million increase in expenses associated with land acquisition and title work allocated to the operating segment, a $0.6 million increase due to the reallocation of labor to other segments, reflecting an alignment of employee time and responsibilities across segments, and increased professional service fees within the operating segment of $0.2 million.

Mineral and Non-operating Segment

Selling, general, and administrative expense for the mineral and non-operating segment was $6.8 million for the nine months ended September 30, 2026, as compared to $14.5 million for the same period in 2025, a decrease of $7.7 million, or 53.1%. The decrease was primarily due to a $4.6 million decrease in fees associated with land acquisition and title work, primarily resulting from the capitalization of costs directly associated with the acquisition of oil and gas properties, a $1.2 million decrease due to the reallocation of labor to other segments, reflecting an alignment of employee time and responsibilities across segments, decreased legal professional service fees of $1.0 million, and decreased allocated corporate overhead of $0.7 million.

Securities Segment

Selling, general, and administrative expense for the securities segment was $5.7 million for the nine months ended September 30, 2026, as compared to $3.8 million for the same period in 2025, an increase of $1.9 million, or 50.0%, primarily due to increased legal professional service fees of $1.1 million and increased allocated corporate overhead of $0.7 million.

Payroll and Payroll-Related Expense

Payroll and payroll-related expense was $31.9 million for the nine months ended September 30, 2026, as compared to $22.5 million for the same period in 2025, an increase of $9.4 million, or 41.8%, primarily due to a $7.5 million increase in compensation paid to certain key employees and increased employee headcount and compensation to other employees. Employee headcount increased from 182 employees at September 30, 2025 to 184 employees at September 30, 2026.

Operating Segment

Payroll and payroll-related expense for the operating segment was $13.3 million for the nine months ended September 30, 2026, as compared to $6.7 million for the same period in 2025, an increase of $6.6 million, or 98.5%, primarily due to a $2.5 million increase in compensation paid to certain key employees, the reallocation of personnel to our operating activities from other segments, and new hires supporting our oil and gas operations.

Mineral and Non-operating Segment

Payroll and payroll-related expense for the mineral and non-operating segment was $9.2 million for the nine months ended September 30, 2026, as compared to $10.2 million for the same period in 2025, a decrease of $1.0 million, or 9.8%, primarily due to the capitalization of labor directly associated with the acquisition of oil and gas properties and the reallocation of personnel to other segments to better align employee time and responsibilities across segments, partially offset by a $2.5 million increase in compensation paid to certain key employees.

Securities Segment

Payroll and payroll-related expense for the securities segment was $9.4 million for the nine months ended September 30, 2026, as compared to $5.6 million for the same period in 2025, an increase of $3.8 million, or 67.9%, primarily due to a $2.5 million increase in compensation paid to certain key employees and increased compensation to other employees.

Advertising and Marketing Expense

Advertising and marketing expense was $1.9 million for the nine months ended September 30, 2026, as compared to $1.5 million for the same period in 2025, an increase of $0.4 million, or 26.7%, which was not material for the periods presented.

Gain on Sale of Assets

Gain on sale of assets was $1.7 million for the nine months ended September 30, 2026, due to the conveyance of working interests in certain of our operated oil and gas properties, with no comparable activity during the same period in 2025.

Impairment Expense

Impairment expense was $2.1 million for the nine months ended September 30, 2026, as compared to $2.5 million for the same period in 2025, a decrease of $0.4 million, or 16.0%, primarily due to a decrease in lease expirations and title defects within the mineral and non-operating segment.

Other Expenses

Interest Expense, Net

Interest expense, net, was $172.4 million for the nine months ended September 30, 2026, as compared to $111.7 million for the same period in 2025, an increase of $60.7 million, or 54.3%. The increase was primarily due to (i) a $39.5 million increase in interest on our debt securities, as the principal outstanding increased from $1.0 billion at September 30, 2025 to $1.4 billion at September 30, 2026, with no significant change in the weighted-average interest rate, as our lower-rate Phoenix Flex Notes, first issued in July 2026, represented 1.1% of our total debt outstanding at September 30, 2026; (ii) an $18.6 million increase in interest under the Fortress Credit Agreement; and (iii) a $4.4 million increase in amortization of debt issuance costs related to our debt securities. These increases were partially offset by a $1.8 million increase in capitalized interest primarily due to higher qualifying asset expenditures for the nine months ended September 30, 2026.

Gain (Loss) on Derivatives

Loss on derivatives was $265.0 million for the nine months ended September 30, 2026, as compared to a gain on derivatives of $12.9 million for the same period in 2025, a change of $277.9 million, primarily attributable to a $174.0 million increase in unrealized losses as a result of unfavorable changes in the mark-to-market value of our outstanding commodity derivatives and a $103.9 million increase in realized losses, representing net cash settlements paid on matured contracts during the nine months ended September 30, 2026 as compared to the same period in 2025.

Loss on Debt Extinguishments

Loss on debt extinguishments was $2.6 million for the nine months ended September 30, 2026, as compared to $1.9 million for the same period in 2025, an increase of $0.7 million, or 36.8%. The increase was primarily due to increased write-offs of debt issuance costs associated with the redemption of bonds issued pursuant to our debt offerings, of which $21.0 million of bonds were redeemed during the nine months ended September 30, 2026, as compared to $12.4 million of bonds redeemed for the same period in 2025.

The following table summarizes the par value of bonds redeemed for the periods indicated:

	Nine Months Ended September 30,		Change
(in thousands)	2026	2025	$	%
Reg D Bonds
August 2023 506(c) Bonds	$13,689	$7,391	$6,298	85.2%
Senior Reg D Bonds	100	500	(400)	(80.0)%
December 2022 506(c) Bonds	1,447	489	958	195.9%
Total Reg D Bonds	15,236	8,380	6,856	81.8%
Reg A Bonds	840	1,575	(735)	(46.7)%
Adamantium Bonds	3,024	2,405	619	25.7%
Registered Notes	662	15	647	4,313.3%
Exchange Notes	1,226	—	1,226	NM
Total	$20,988	$12,375	$8,613	69.6%

NM – not meaningful.

Non-GAAP Financial Measures

Our management uses EBITDA and Adjusted EBITDA to understand and compare our operating results across accounting periods, for internal budgeting and forecasting purposes, and to evaluate financial performance, in each case, without regard to financing methods, capital structure, or historical cost basis. Adjusted EBITDA is also used to understand and compare our results across accounting periods without giving effect to unsettled gains and losses on open commodity derivative contracts. Each of EBITDA and Adjusted EBITDA is presented as supplemental disclosure as we believe it provides useful information to investors and others in understanding and evaluating our results and prospects period over period, including as compared to results of other companies. By providing these non-GAAP financial measures, together with a reconciliation to GAAP results, we believe we are enhancing investors’ understanding of our business and our operating performance, as well as assisting investors in evaluating how well we are executing strategic initiatives.

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

The following tables show a reconciliation of EBITDA and Adjusted EBITDA to net income (loss), the most comparable GAAP measure, as presented on the condensed consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Change
(in thousands)	2026	2025	$	%
Net income (loss)	$(1,404)	$8,488	$(9,892)	(116.5)%
Interest income	(324)	(303)	(21)	(6.9)%
Interest expense, net	61,575	38,816	22,759	58.6%
Depreciation, depletion, and amortization	88,743	45,550	43,193	94.8%
EBITDA	148,590	92,551	56,039	60.5%
Unrealized (gain) loss on derivatives	59,183	(3,645)	62,828	1,723.7%
Adjusted EBITDA	$207,773	$88,906	$118,867	133.7%

	Nine Months Ended September 30,		Change
(in thousands)	2026	2025	$	%
Net income (loss)	$(35,538)	$32,785	$(68,323)	(208.4)%
Interest income	(712)	(1,355)	643	47.5%
Interest expense, net	172,414	111,690	60,724	54.4%
Depreciation, depletion, and amortization	223,245	113,392	109,853	96.9%
EBITDA	359,409	256,512	102,897	40.1%
Unrealized (gain) loss on derivatives	159,843	(14,113)	173,956	1,232.6%
Adjusted EBITDA	$519,252	$242,399	$276,853	114.2%

EBITDA was $148.6 million for the three months ended September 30, 2026 as compared to $92.6 million for the three months ended September 30, 2025, an increase of $56.0 million, or 60.5%. The increase in EBITDA was primarily driven by a $271.4 million increase in consolidated revenues, partially offset by a $126.0 million increase in operating expense (excluding depreciation, depletion, and amortization expense), primarily driven by purchased crude oil expenses and increased cost of sales, and an $89.9 million increase in loss on derivatives as a result of net cash settlements on matured contracts and unfavorable changes in the mark-to-market value of our outstanding commodity derivatives as of September 30, 2026. Adjusted EBITDA, which excludes unrealized gains and losses on derivatives, was $207.8 million for the three months ended September 30, 2026 as compared to $88.9 million for the three months ended September 30, 2025, an increase of $118.9 million, or 133.7%. Unrealized loss on derivatives increased by $62.8 million due to unfavorable mark-to-market changes in our open commodity derivative contracts.

EBITDA was $359.4 million for the nine months ended September 30, 2026 as compared to $256.5 million for the nine months ended September 30, 2025, an increase of $102.9 million, or 40.1%. The increase in EBITDA was primarily driven by a $696.3 million increase in consolidated revenues, partially offset by a $314.8 million increase in operating expense (excluding depreciation, depletion, and amortization expense), primarily driven by purchased crude oil expenses and increased cost of sales, and a $277.9 million increase in loss on derivatives as a result of net cash settlements on matured contracts and unfavorable changes in the mark-to-market value of our outstanding commodity derivatives as of September 30, 2026. Adjusted EBITDA, which excludes unrealized gains and losses on derivatives, was $519.3 million for the nine months ended September 30, 2026 as compared to $242.4 million for the nine months ended September 30, 2025, an increase of $276.9 million, or 114.2%. Unrealized loss on derivatives increased by $174.0 million due to unfavorable mark-to-market changes in our open commodity derivative contracts.

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

Liquidity and Capital Resources

Overview

Our primary sources of liquidity to date have been cash flows from operations, borrowings under credit facilities, issuances of debt securities, and the issuance of the Series A Preferred Shares in September 2025. Future sources of liquidity may also include other credit facilities, continued issuances of debt or equity securities, which may be different than the type of debt or equity securities we have issued so far in terms of security, maturity, and interest rates, asset-backed or other securitizations, and capital contributions. Our primary uses of cash are on the development and operation of PhoenixOp’s properties, the acquisition of mineral and royalty interests, lease operating expenses, and our proportionate share of production and ad valorem taxes for mineral and royalty interests, production costs, including gathering, processing, and transportation costs, debt service payments and distributions on the Series A Preferred Shares, the reduction of outstanding debt balances, and general overhead and other corporate expenses. As we continue to engage in increased drilling and direct production activities through PhoenixOp, we expect the development and operation of PhoenixOp’s properties to become an increasingly significant use of our cash. As of September 30, 2026, we had cash and cash equivalents of $113.9 million, outstanding indebtedness of $2.0 billion, and a liquidation preference of Series A Preferred Shares of $67.6 million.

As of September 30, 2026, $205.9 million of our debt was classified as current, including $17.6 million of Phoenix Flex Notes maturing after September 30, 2027, for which holders may require us to redeem within the next 12 months under the notes’ put features. In addition, $179.3 million of interest is expected to accrue on our outstanding debt, and we expect to make $6.8 million of distributions on our Series A Preferred Shares over the next 12 months. Over the same period, we expect to drill between 70 and 110 gross and 55.0 and 86.0 net wells across our operated leasehold acreage in the Bakken/Williston Basin in North Dakota and Montana and the Powder River Basin in Wyoming, and expect to participate in the drilling of between 230 and 330 gross and 5.3 and 7.6 net wells across our non-operated leasehold. We estimate that these direct drilling operations and non-operated activity will require between $1.0 billion and $1.1 billion of capital expenditures.

Our ability to finance our operations, including funding capital expenditures and acquisitions, meeting our indebtedness obligations, making distributions on the Series A Preferred Shares, or refinancing our indebtedness, will depend on our ability to generate cash in the future. We raised $536.7 million in proceeds from the issuance of debt securities and increased borrowings under the Fortress Credit Agreement during the nine months ended September 30, 2026. We believe that these sources of liquidity will be sufficient to meet our cash requirements, with respect to our current commitments, including normal operating needs, debt service obligations, and capital expenditures, for at least the next 12 months, and will allow us to continue to execute on our strategy of expanding our direct drilling operations through PhoenixOp and acquiring attractive mineral and royalty interests in order to position us to grow our cash flows.

We periodically assess changes in current and projected cash flows, acquisition and divestiture activities, and other factors to determine the effects on our liquidity. Our ability to generate cash is subject to a number of factors, many of which are beyond our control, including commodity prices, weather, and general economic, financial, competitive, legislative, regulatory, and other factors.

Commodity prices have been volatile during 2026. Following the onset of the conflict in the Middle East involving Iran, Israel, the United States, and other countries in the region, and the closure of the Strait of Hormuz, NYMEX WTI crude oil prices rose sharply, reaching $112.95 per Bbl on April 7, 2026. During the third quarter, oil prices ranged from a low of $69.60 per Bbl on July 6, 2026 to a high of $107.02 per Bbl on September 15, 2026. We continue to monitor our drilling operations and production plans in light of this volatility. Although we believe we are well positioned to operate in a lower-price environment, a prolonged period of commodity prices below those assumed in our business plan would reduce our cash flows from operations. In that event, we may adjust our business plan by, among other actions, reducing capital expenditures, slowing drilling activity, or reducing planned production. We may also be required to raise additional capital, above our current expectations, in order to fully realize our current or adjusted business plan. If cash flow from operations does not meet our expectations, we may reduce our expected level of capital expenditures. If we require additional capital for acquisitions or other reasons, we may raise such capital through additional borrowings, asset sales, offerings of equity and debt securities, or other means. We cannot assure you that necessary capital will be available on acceptable terms or at all. Our ability to raise funds through the incurrence of additional indebtedness could be limited by covenants in our debt arrangements. If we are unable to obtain funds when needed or on acceptable terms, we may not be able to complete acquisitions that are favorable to us or finance the capital expenditures necessary to maintain our production or proved reserves. See “Risks Related to Our Business and Operations” and “Risks Related to Our Indebtedness” in Part I, Item 1A of our 2025 Annual Report.

We or our affiliates may from time to time seek to repurchase or retire Registered Notes, the Phoenix Flex Notes, our other indebtedness, or Series A Preferred Shares through cash purchases and/or exchanges for equity or debt securities, in open-market purchases, privately negotiated transactions, tender or exchange offers, or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity, contractual restrictions, and other factors. The amounts involved may be material. For more information regarding the material terms of our outstanding indebtedness, see “—Indebtedness” below.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,		Change
(in thousands)	2026	2025	$	%
Net cash provided by (used in):
Operating activities	$489,015	$204,692	$284,323	138.9%
Investing activities	(848,576)	(620,115)	(228,461)	(36.8)%
Financing activities	407,694	390,061	17,633	4.5%
Net increase (decrease) in cash and cash equivalents	$48,133	$(25,362)	$73,495	289.8%

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2026 was $489.0 million, as compared to $204.7 million for the same period in 2025, an increase of $284.3 million in cash provided by operating activities. The increase was primarily driven by a $307.5 million increase in non-cash charges, primarily resulting from changes in the unrealized loss on derivatives, depreciation, depletion, and amortization, noncash stated interest, and the amortization of debt discount and debt issuance costs, and $45.1 million of favorable changes in operating assets and liabilities, partially offset by a $68.3 million change from net income to net loss.

The $45.1 million of favorable fluctuations in operating assets and liabilities were primarily attributable to a $66.6 million increase in other current liabilities and accrued expenses, a $13.3 million favorable change in accrued settlements on our derivative contracts, and a $7.8 million decrease in escrow, partially offset by unfavorable fluctuations attributable to a $21.2 million increase in accounts receivable, a $10.2 million decrease in accounts payable primarily due to the timing of cash receipts and payments, a $9.8 million increase in other operating activities, and a $1.4 million increase in accrued interest.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2026 was $848.6 million, as compared to $620.1 million for the same period in 2025, an increase of $228.5 million in cash used in investing activities. The increase was driven by a $245.8 million increase in additions to oil and gas properties, primarily due to increased drilling and completion activities, partially offset by an $18.2 million increase in proceeds from the sale of assets in our operating segment during the nine months ended September 30, 2026 as compared to the same period in 2025.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2026 was $407.7 million, as compared to $390.1 million for the same period in 2025, an increase of $17.6 million in cash provided by financing activities, primarily driven by increased proceeds from issuances of debt, net of debt discount, of $82.6 million and a $0.1 million decrease in payments of debt issuance costs, partially offset by a $47.9 million decrease in proceeds from preferred equity offering, net of issuance costs, an $8.6 million increase in repayments of debt related to securities, a $5.1 million increase in payments of dividends for the Series A Preferred Shares, and a $3.6 million increase in payments of deferred closings associated with mineral interest acquisitions.

Preferred Equity

In September 2025, we completed our offering of the Series A Preferred Shares, which shares were listed on the NYSE American under the ticker symbol PHXE.P and commenced trading on September 30, 2025. We sold an aggregate of 2,704,023

Series A Preferred Shares at closing, which represented $67.6 million in initial liquidation preference at a public offering price of $20.00 per share for gross proceeds of $54.1 million. Offering costs of $6.2 million were recorded as a reduction of the gross proceeds. In addition, at issuance we recorded a $2.4 million discount associated with the stepped distribution rate feature of the Series A Preferred Shares, which provides for increases in the distribution rate prior to the commencement of the 11.0% perpetual distribution rate in year five. For the three and nine months ended September 30, 2026, $0.2 million and $0.5 million of this discount was amortized, respectively.

During the three and nine months ended September 30, 2026, we paid $1.7 million and $5.1 million, respectively, of distributions to the holders of the Series A Preferred Shares equal to $0.625 per share and $1.875 per share, respectively. In September 2026, our Board of Directors authorized and declared a distribution on the Series A Preferred Shares equal to $0.625 per share, which was paid on October 15, 2026, to holders of record as of October 1, 2026, and totaled $1.7 million. As of September 30, 2026, we accrued $1.5 million of dividends payable, which is included in other current liabilities on the condensed consolidated balance sheet.

Indebtedness

Set forth below is a chart of our outstanding third-party indebtedness as of September 30, 2026 (dollars in thousands):

Indebtedness	Offering Commencement	Principal Amount Outstanding	Term	Earliest Maturity	Latest Maturity	Interest Rate
Secured
Fortress Credit Agreement(1)	N/A	$600,000	3 years	—	10/27/2028	Term SOFR + 7.10%
Adamantium Secured Note(2)	N/A	9,300	7 years	—	11/1/2031	16.5%
Phoenix Flex Notes(3):
Three-Month Phoenix Flex Notes	7/7/2026	8,037	10 years	7/9/2036	9/24/2036	6.0%
Six-Month Phoenix Flex Notes	7/7/2026	6,465	10 years	7/9/2036	9/24/2036	6.3%
Nine-Month Phoenix Flex Notes	7/7/2026	1,361	10 years	7/9/2036	9/24/2036	6.5%
Twelve-Month Phoenix Flex Notes	7/7/2026	1,780	10 years	7/9/2036	9/24/2036	6.8%
Eighteen-Month Phoenix Flex Notes	7/7/2026	4,735	10 years	7/9/2036	9/24/2036	7.0%
Total Phoenix Flex Notes		22,378
Total Secured Debt		631,678
Unsecured
Reg A Bonds(4)	12/23/2021	22,359	3 years	10/10/2026	8/10/2027	9.0%
Senior Reg D Bonds(5)	7/20/2022	7,504	5 years	7/31/2027	12/31/2027	11.0%
December 2022 506(c) Bonds(6):
Series C	12/22/2022	8,835	5 years	12/10/2027	8/10/2028	11.0%
Series D	12/22/2022	30,179	7 years	12/10/2029	10/10/2030	12.0%
August 2023 506(c) Bonds(6):
Series U, AA, and FF	8/29/2023	130,872	1 year	10/10/2026	9/10/2027	9.0% - 10.0%
Series V, BB, and GG	8/29/2023	140,569	3 years	10/10/2026	9/10/2029	10.0% - 11.0%
Series W, CC, and HH	8/29/2023	91,675	5 years	8/10/2028	9/10/2031	11.0% - 12.0%
Series X, DD, and II	8/29/2023	106,489	7 years	9/10/2030	9/10/2033	12.0% - 13.0%
Series Y	8/29/2023	2,890	9 years	9/10/2032	9/10/2033	12.5%
Series Z, EE, and JJ	8/29/2023	383,405	11 years	9/10/2034	9/10/2037	13.0% - 14.0%
Total Reg D/Reg A Bonds		924,777
Exchange Notes(4):
Three-Year Exchange Notes	5/15/2025	4,942	3 years	12/10/2027	5/10/2029	9.0%
Five-Year Exchange Notes	5/15/2025	8,363	5 years	12/10/2029	4/10/2031	10.0%
Seven-Year Exchange Notes	5/15/2025	4,448	7 years	12/10/2031	3/10/2033	11.0%
Eleven-Year Exchange Notes	5/15/2025	15,868	11 years	5/10/2036	4/10/2037	12.0%
Total Exchange Notes		33,621
Registered Notes(7):
Three-Year Registered Notes	5/14/2025	30,265	3 years	5/10/2028	9/10/2029	9.0%
Five-Year Registered Notes	5/14/2025	19,331	5 years	5/10/2030	9/10/2031	10.0%
Seven-Year Registered Notes	5/14/2025	9,547	7 years	5/10/2032	9/10/2033	11.0%
Eleven-Year Registered Notes	5/14/2025	37,987	11 years	5/10/2036	9/10/2037	12.0%
Total Registered Notes		97,130
Adamantium Bonds(8)	9/29/2023	343,366	5-11 years	6/10/2029	9/10/2037	13.0% - 16.0%
Total Unsecured Debt		1,398,894
Total Debt		$2,030,572

(1)
The Fortress Credit Agreement provides for a $100.0 million term loan facility, borrowed in full on August 12, 2024, a $35.0 million delayed draw term loan facility, which was fully drawn on October 11, 2024, a $115.0 million term loan facility, borrowed in full on December 18, 2024, a $50.0 million term loan facility, of which $25.0 million was borrowed on April 16, 2025 and $25.0 million was borrowed on May 9, 2025, a $100.0 million term loan facility, borrowed in full on August 1, 2025, and a tranche of commitments to make term loans available in an aggregate principal amount of $350.0 million, of which $50.0 million was borrowed on October 27, 2025 and $75.0 million was borrowed on February 12, 2026, with up to $225.0 million available on a discretionary basis. On August 12, 2026, the Fortress Credit Agreement was amended to provide for a $75.0 million term loan facility, which was borrowed in full on August 12, 2026, reducing the commitments available on a discretionary basis from $225.0 million to $150.0 million. The Fortress Credit Agreement also provides for an $8.5 million tranche of loans and a $6.5 million tranche of loans that represent a contingent principal obligation that is only due and payable (together with accrued interest thereon) upon certain conditions occurring, including payment defaults under the Fortress Credit Agreement or a bankruptcy filing by the obligors thereunder. See “—Fortress Credit Agreement.”
(2)
The Adamantium Secured Note is contractually subordinated to amounts under the Fortress Credit Agreement, contractually senior to the Adamantium Bonds, and structurally senior to the Reg D/Reg A Bonds, the Exchange Notes, the Registered Notes, and the Phoenix Flex Notes to the extent of the value of Adamantium’s assets, including the collateral securing the Adamantium Loan Agreement. On February 12, 2026, an additional $0.7 million of principal amount was issued under the Adamantium Secured Note (and the Adamantium Loan Agreement was amended to provide for a corresponding borrowing amount).
(3)
The Phoenix Flex Notes are contractually subordinated to obligations under the Fortress Credit Agreement and the Adamantium Loan Agreement, are structurally subordinated to the Adamantium Securities to the extent of the value of Adamantium’s assets, are contractually senior to the Registered Notes and the Subordinated Reg D Bonds, and, without giving effect to collateral arrangements, rank equally in right of payment with the Senior Phoenix Bonds. The terms represent contractual maturity dates as of September 30, 2026; however, holders may require us to redeem their notes at intervals of three, six, nine, twelve, or eighteen months, and we may redeem the Phoenix Flex Notes at our option at any time. Phoenix Flex Notes are classified within the current portion of long-term debt on the condensed consolidated balance sheet to the extent holders can require redemption within twelve months of September 30, 2026. Amount displayed does not include amounts issued after September 30, 2026.
(4)
The Reg A Bonds and the Exchange Notes are pari passu obligations with the Senior Reg D Bonds, are contractually senior to obligations under the Subordinated Reg D Bonds and the Registered Notes, and, without giving effect to collateral arrangements, rank equally in right of payment with the Phoenix Flex Notes. The Exchange Notes are contractually subordinated to amounts under the Fortress Credit Agreement and the Adamantium Debt. Amount displayed does not include amounts of Exchange Notes issued after September 30, 2026.
(5)
The Senior Reg D Bonds are pari passu obligations with the Reg A Bonds and the Exchange Notes, are contractually subordinated to amounts under the Fortress Credit Agreement and the Adamantium Debt, are contractually senior to obligations under the Subordinated Reg D Bonds and the Registered Notes, and, without giving effect to collateral arrangements, rank equally in right of payment with the Phoenix Flex Notes.
(6)
The Subordinated Reg D Bonds are contractually subordinated to obligations under the Fortress Credit Agreement, the Adamantium Debt, the Senior Phoenix Bonds, the Registered Notes, and the Phoenix Flex Notes. Amount displayed does not include amounts issued after September 30, 2026.
(7)
The Registered Notes are contractually subordinated to amounts under the Fortress Credit Agreement, the Adamantium Debt, the Senior Phoenix Bonds, and the Phoenix Flex Notes, and are contractually senior to the Subordinated Reg D Bonds. Amount displayed does not include amounts issued after September 30, 2026.
(8)
The Adamantium Bonds are contractually subordinated to amounts under the Fortress Credit Agreement and the Adamantium Secured Note and structurally senior to the Reg D/Reg A Bonds, the Exchange Notes, the Registered Notes, and the Phoenix Flex Notes to the extent of the value of Adamantium’s assets, including the collateral securing the Adamantium Loan Agreement. Amount displayed does not include amounts issued after September 30, 2026.

Fortress Credit Agreement

In August 2024, we entered into the Fortress Credit Agreement with Fortress as lender and administrative agent, which was subsequently amended to add additional term loan tranches and syndicated to include an additional institutional lender. In February 2026, the Fortress Credit Agreement was further amended to provide a $75.0 million term loan funded at closing and up to $225.0 million in remaining commitments available on a discretionary basis. This amendment also revised the mandatory repayment schedule such that $262.5 million, plus 50.0% of the aggregate principal amount of delayed draw term loans borrowed after February 2026, is due on October 31, 2027. In June 2026, the Fortress Credit Agreement was further amended to, among other things, permit the issuance of the Phoenix Flex Notes. In August 2026, the Fortress Credit Agreement was further amended to provide a $75.0 million term loan funded at closing, with up to $150.0 million in remaining commitments available on a discretionary basis. Proceeds are to be used to finance the development of our oil and gas properties in accordance with the approved plan of development provided in the Fortress Credit Agreement.

As of September 30, 2026, we had $600.0 million of aggregate principal outstanding under the Fortress Term Loans. The outstanding principal, excluding the contingent principal obligations as described below, must be repaid as follows: (i) on October 31, 2027, $300.0 million, less the aggregate amount of all voluntary and mandatory prepayments made through that date; and (ii) the remaining outstanding principal on October 27, 2028.

The Fortress Term Loans are subject to 3.00% of OID. The Fortress Credit Agreement also provides for an $8.5 million and $6.5 million tranche of loans which are rebated if certain conditions are met, and therefore represent contingent principal obligations that are only due and payable (together with accrued interest thereon) upon the occurrence of those conditions, including payment defaults under the Fortress Credit Agreement or a bankruptcy filing. We expect these to be rebated in full. The all-in interest rate for the Fortress Term Loans was 10.8% and 11.1% at September 30, 2026 and December 31, 2025, respectively.

The Fortress Credit Agreement contains various customary covenants, including financial covenants that require us to maintain ratios around our maximum total secured leverage, minimum asset coverage, current assets to current liabilities, and working capital as of the last day of each calendar month or fiscal quarter, as the case may be. On October 21, 2026, subsequent to the balance sheet date, pursuant to Amendment No. 11, we obtained a waiver of noncompliance with our current ratio covenant for the calendar month ended September 30, 2026, which resulted primarily from the timing of accelerated well completion expenditures undertaken to capitalize on higher commodity prices. Amendment No. 11 also permits us to issue the Phoenix Access Notes, subject to the conditions and limitations described in the Fortress Credit Agreement.

Adamantium Securities

In September 2023, we entered into the Adamantium Loan Agreement with Adamantium, as lender, which was amended in October 2023 to add PhoenixOp as a borrower, and subsequently amended to increase the loan amount under the agreement. The Adamantium Loan Agreement provides for up to $609.3 million in aggregate principal amount of borrowings in one or more advances, comprising $600.0 million from the proceeds of Adamantium Bonds and $9.3 million from the proceeds of the Adamantium Secured Note. We expect to use the proceeds of borrowings under the Adamantium Loan Agreement (i) to purchase mineral rights and non-operated working interests, as well as additional asset acquisitions, (ii) to finance potential drilling and exploration operations of one or more subsidiaries (including PhoenixOp), and (iii) for other working capital needs.

As of September 30, 2026, $343.4 million aggregate principal amount of Adamantium Bonds was outstanding, with maturity dates ranging from five to eleven years from the issue date and interest rates ranging from 13.0% to 16.0% per annum, and $9.3 million aggregate principal amount was outstanding under the Adamantium Secured Note, which initially matures in November 2031, has an interest rate of 16.5% per annum, and is secured by Adamantium’s rights under the Adamantium Loan Agreement.

Registered Notes

In May 2025, the SEC declared effective our registration statement with respect to the continuous offering of up to $750.0 million aggregate principal amount of our Registered Notes with maturity dates ranging from three to eleven years from the issue date and interest rates ranging from 9.0% to 12.0% per annum. As of the date of this Quarterly Report, we had issued $104.3 million aggregate principal amount of Registered Notes. The outstanding Registered Notes mature between May 10, 2028 and September 10, 2037.

Phoenix Flex Notes

In June 2026, we filed a registration statement on Form S-1 with the SEC, which was declared effective in July 2026, with respect to the continuous offering of up to an aggregate principal amount of $100.0 million of Phoenix Flex Notes. The Phoenix Flex Notes comprise senior subordinated junior lien notes that will mature ten years from the date of initial issuance, with interest rates ranging from 6.0% to 7.0% per annum depending on the applicable interval of three, six, nine, twelve, or eighteen months at which holders can request redemption of their Phoenix Flex Notes, with such interest payable either in cash or by adding such interest to the principal amount of such notes.

The Phoenix Flex Notes are our senior subordinated obligations and are secured on a junior basis, equally and ratably with all of our parity lien indebtedness, by mortgages on certain properties as determined by us, which mortgages are junior to the security interest under the Fortress Credit Agreement and other obligations secured on a first-lien priority basis. The indenture governing the Phoenix Flex Notes provides that the aggregate outstanding principal amount of Phoenix Flex Notes may not exceed 100% of the aggregate total discounted present value of the junior mortgages serving as collateral thereunder, after deducting any allocable amount securing any senior-priority secured debt, subject to certain exceptions. In the event the Loan-to-Value Ratio exceeds 1.00 to 1.00 as of any date, the Company may cure such deficiency within 60 days following such date by, among other things, pledging additional collateral, repaying senior-priority secured debt, or repaying a portion of the Phoenix Flex Notes until the Loan-to-Value Ratio is no longer exceeded on a pro forma basis.

In connection with the issuance of the Phoenix Access Notes, the Phoenix Flex Notes will become secured on a junior basis, equally and ratably with the Phoenix Access Notes, the Adamantium Loan Agreement, and any other indebtedness the Company may determine from time to time to be secured on a pari passu basis with the Phoenix Flex Notes, on substantially all of the collateral securing the Fortress Credit Agreement on a first-lien priority basis.

The Phoenix Flex Notes are contractually senior to the Registered Notes and the Subordinated Reg D Bonds and, without giving effect to collateral arrangements, rank equally in right of payment with the Senior Phoenix Bonds, and are effectively senior to those obligations to the extent of the value of the collateral securing the Phoenix Flex Notes. The Phoenix Flex Notes are contractually subordinated to the obligations under the Fortress Credit Agreement, the Adamantium Loan Agreement, and any other debt the Issuer determines to be contractually senior to the Phoenix Flex Notes, and are structurally subordinated to the Adamantium Securities to the extent of the value of Adamantium’s assets, including the collateral securing the Adamantium Loan Agreement.

The Phoenix Flex Notes contain customary events of default and may be redeemed at our option at any time without premium or penalty. Subject to the subordination provisions applicable to the Phoenix Flex Notes, the holders of the Phoenix Flex Notes may request that the Company redeem all or a portion of such holders’ notes on the applicable put date at a price equal to 100% of the aggregate principal amount of such notes, plus accrued and unpaid interest. Subject to the subordination provisions applicable to the Phoenix Flex Notes, holders also have a right to request redemption of their notes at any time prior to maturity at a price equal to 95.0% of the principal amount, plus accrued and unpaid interest, subject to a limit of 10% of the then-outstanding principal amount of the Phoenix Flex Notes in any given calendar year. As of the date of this Quarterly Report, we had issued $22.5 million aggregate principal amount of Phoenix Flex Notes. The outstanding Phoenix Flex Notes mature between July 9, 2036 and September 24, 2036, and have initial put dates ranging from October 7, 2026 to March 22, 2028.

Phoenix Access Notes

In October 2026, we filed a registration statement on Form S-1 with the SEC relating to the offering, on a continuous basis, of up to $500.0 million aggregate principal amount of Phoenix Access Notes, which will have maturity dates of two, three, five, seven, or eleven years from the date of initial issuance and interest rates ranging from 7.5% to 11.0% per annum. The Phoenix Access Notes will be our senior subordinated obligations and will be secured on a junior basis, equally and ratably with the Adamantium Loan Agreement, the Phoenix Flex Notes, and any other parity lien debt, by substantially all of the collateral securing the Fortress Credit Agreement on a first-lien priority basis. The Phoenix Access Notes will be contractually senior to the Registered Notes and the Subordinated Reg D Bonds and, without giving effect to collateral arrangements, will rank equally in right of payment with the Senior Phoenix Bonds and the Phoenix Flex Notes, and will be effectively senior to our unsecured indebtedness to the extent of the value of the collateral securing the Phoenix Access Notes. The Phoenix Access Notes will be contractually subordinated to the obligations under the Fortress Credit Agreement, the Adamantium Loan Agreement, and any other senior debt, and will be structurally subordinated to the Adamantium Securities to the extent of the value of Adamantium’s assets, including Adamantium’s right to receive payments under the Adamantium Loan Agreement. As of the date of this Quarterly Report, the registration statement had not been declared effective and no Phoenix Access Notes had been issued.

Reg D/Reg A Bonds and Exchange Notes

As of September 30, 2026, we had $958.4 million aggregate principal amount outstanding of unsecured bonds issued pursuant to Regulation D, Regulation A, and Section 3(a)(9) and/or 4(a)(2) of the Securities Act (other than the Adamantium Bonds), consisting of:

(a) $7.5 million aggregate principal amount outstanding of Senior Reg D Bonds, which are unsecured bonds offered and sold pursuant to an offering under Rule 506(c) of Regulation D that commenced in July 2022 and terminated in December 2022, with a maturity date of five years from the issue date and an interest rate of 11.0% per annum, and which are pari passu with the Reg A Bonds and the Exchange Notes, are contractually subordinated to amounts under the Fortress Credit Agreement and the Adamantium Debt, are contractually senior to obligations under the Subordinated Reg D Bonds and the Registered Notes, and, without giving effect to collateral arrangements, rank equally in right of payment with the Phoenix Flex Notes;

(b) $894.9 million aggregate principal amount outstanding of Subordinated Reg D Bonds, which are contractually subordinated to obligations under the Fortress Credit Agreement, the Adamantium Debt, the Reg A Bonds, the Exchange Notes, the Senior Reg D Bonds, the Registered Notes, and the Phoenix Flex Notes, comprising:

(i) $39.0 million aggregate principal amount outstanding of Series C through Series D-1 December 2022 506(c) Bonds, which are unsecured bonds offered and sold pursuant to an offering under Rule 506(c) of Regulation D that commenced in December 2022 and terminated in August 2023, with maturity dates ranging from five to seven years from the issue date and interest rates ranging from 11.0% to 12.0% per annum; and

(ii) $855.9 million aggregate principal amount outstanding of Series U through Series JJ-1 August 2023 506(c) Bonds, which are unsecured bonds offered and sold to date pursuant to an offering under Rule 506(c) of Regulation D that commenced in August 2023 with maturity dates ranging from one to eleven years from the issue date and interest rates ranging from 9.0% to 14.0% per annum;

(c) $22.4 million aggregate principal amount outstanding of Reg A Bonds, which are unsecured bonds offered and sold pursuant to an offering under Regulation A, which commenced in December 2021 and terminated in December 2024, with a term of three years from the issue date and an interest rate of 9.0% per annum, which Reg A Bonds are pari passu with the Senior Reg D Bonds and Exchange Notes, are contractually senior to obligations under the Subordinated Reg D Bonds and the Registered Notes, and, without giving effect to collateral arrangements, rank equally in right of payment with the Phoenix Flex Notes; and

(d) $33.6 million aggregate principal amount outstanding of Exchange Notes, which are unsecured bonds issued by us to holders of the Reg A Bonds in exchange for their Reg A Bonds in offerings exempt from registration under Section 3(a)(9) and/or 4(a)(2) of the Securities Act, with maturity dates of three, five, seven, or eleven years from the issue date and interest rates ranging from 9.0% to 12.0% per annum, which Exchange Notes are pari passu with the Senior Reg D Bonds and Reg A Bonds, are contractually senior to obligations under the Subordinated Reg D Bonds and the Registered Notes, are contractually subordinated to obligations under the Fortress Credit Agreement and the Adamantium Debt, and, without giving effect to collateral arrangements, rank equally in right of payment with the Phoenix Flex Notes.

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

Other than the items described in Note 13, as of September 30, 2026, there were no other material changes outside the ordinary course of business since December 31, 2025 to our contractual obligations and commitments and the related cash requirements.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are described in Note 2, “Significant Accounting Policies,” of the notes to the accompanying condensed consolidated financial statements included elsewhere in this Quarterly Report. During the nine months ended September 30, 2026, there have been no material changes in our critical accounting policies from those discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our 2025 Annual Report except as discussed below.

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

To reduce the impact of fluctuations in oil, natural gas, and NGL prices on our revenues, we may periodically enter into commodity derivative contracts with respect to certain of our oil, natural gas, and NGL production through various transactions that limit the risks of fluctuations of future prices. Additionally, we are required to hedge a portion of anticipated oil production pursuant to certain covenants under the Fortress Credit Agreement. As of September 30, 2026, over approximately the next three years through June 2029, we had 14.6 million Bbl of anticipated oil production hedged through a combination of fixed-price swaps at a weighted average contract price of $61.80 per Bbl, collars with weighted average floor and ceiling prices of $55.05 and $70.29 per Bbl, respectively, and purchased put options with a strike price of $65.00 per Bbl. In addition, we have purchased call options with a strike price of $75.00 per Bbl on 8.8 million Bbl of the volumes covered by our fixed-price swaps, which allow us to participate in price increases above $75.00 per Bbl on those volumes. Option strike prices exclude the effect of deferred option premiums. Assuming a price of $0 per Bbl, these derivative contracts would generate aggregate cash settlements, net of approximately $59.7 million of deferred option premiums, of approximately $856.7 million over the same period. We plan to continue our practice of entering into such transactions to reduce the impact of commodity price volatility on our net cash provided by operating activities. Future transactions may include additional price swaps, whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty, or collars, whereby we would receive the excess, if any, of the fixed floor over the floating rate or pay the excess, if any, of the floating rate over the fixed ceiling. These hedging activities are intended to limit our exposure to product price volatility.

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

The fair market value of our commodity derivative contracts was a net liability of $129.9 million as of September 30, 2026. Based upon our open commodity derivative positions at September 30, 2026, a hypothetical 10.0% increase in the NYMEX WTI price would increase our net derivative liability position by $70.4 million, while a 10.0% decrease in the NYMEX WTI price would decrease our net derivative liability position by $71.9 million.

A $1.00 per Bbl change in our realized oil price would have resulted in a $9.7 million and a $5.7 million change in our oil revenues for the nine months ended September 30, 2026 and 2025, respectively. A $0.10 per Mcf change in our realized natural gas price would have resulted in a $0.4 million and a $0.2 million change in our natural gas revenues for the nine months ended September 30, 2026 and 2025, respectively. A $1.00 per Bbl change in NGL prices would have resulted in a $0.9 million and a $0.4 million change in our NGL revenues for the nine months ended September 30, 2026 and 2025, respectively. Revenues from oil sales contributed 95.6% and 95.1%, revenues from natural gas sales contributed 0.9% and 1.2%, for the nine months ended September 30, 2026 and 2025, respectively, and revenues from NGL sales contributed 1.8% of our consolidated revenues for both the nine months ended September 30, 2026 and 2025.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under our credit facilities, which bear interest at a floating rate. The average interest rate incurred when such facility was outstanding on our borrowings under the Fortress Credit Agreement during the nine months ended September 30, 2026 and 2025 was 10.8% and 11.4%, respectively. Assuming no change in the amount of borrowings under the Fortress Credit Agreement outstanding, a hypothetical 100 basis point increase or decrease in the average interest rate under these borrowings would increase or decrease our interest expense on those borrowings on an annual basis by approximately $6.0 million. See “—Liquidity and Capital Resources—Indebtedness—Fortress Credit Agreement.”

Counterparty and Customer Credit Risk

We often maintain cash balances in excess of the federally insured limits, which may subject us to concentrations of credit risk. We manage this risk by maintaining deposits with a financial institution that we believe to be creditworthy and by monitoring its financial condition on an ongoing basis.

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

Our principal exposures to credit risk are through receivables generated by product sales from the delivery of commodities that we extract and deliver to purchasers and the production activities of our operators. For the three months ended September 30, 2026, one purchaser of our commodities and eight third-party E&P operators made up 39.7% and 11.6% of our consolidated revenue, respectively, as compared to three purchasers of our commodities and thirteen third-party E&P operators that made up 49.0% and 14.0% of our consolidated revenue, respectively, for the three months ended September 30, 2025. For the nine months ended September 30, 2026, one purchaser of our commodities and twelve third-party E&P operators made up 42.5% and 11.1% of our consolidated revenue, respectively, as compared to three purchasers of our commodities and twelve third-party E&P operators that made up 54.0% and 16.0% of our consolidated revenue, respectively, for the nine months ended September 30, 2025.

Similarly, as of September 30, 2026, we had concentrations in accounts receivable of 13.7% and 10.8% with two purchasers of our commodities and 10.9% with one third-party E&P operator, as compared to 13.0% with one purchaser of our commodities and 13.0% with one third-party E&P operator as of December 31, 2025. Although we are exposed to a concentration of credit risk due to our reliance on operators and purchasers of our commodities, we do not believe the loss of any single counterparty would materially impact our operating results as crude oil and natural gas are fungible products with well-established markets and numerous participants. If multiple purchasers were to cease making purchases at or around the same time, we believe there would be challenges initially, but there would be ample markets to handle the disruption. Additionally, recent rulings in bankruptcy cases involving our third-party E&P operators have stipulated that royalty owners must still be paid for oil, gas, and NGL extracted from their mineral acreage during the bankruptcy process. In light of this, we do not expect the entry of one of our operators or purchasers into bankruptcy proceedings would materially affect our operating results.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2026 as a result of the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting, as described above. Except as discussed above, there were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We have been, are, and/or may in the future be involved in various legal proceedings, lawsuits, regulatory investigations, and other claims in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with certainty. In particular, due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities, including workers’ compensation claims and employment-related disputes. Based on currently available information and after consultation with legal counsel, in the opinion of our management, none of the matters, disputes, or claims we are involved in, if decided adversely, will have a material adverse effect on our financial condition, cash flows, or results of operations. We have not recorded any material accruals related to these matters as of September 30, 2026. See “Notes to the Condensed Consolidated Financial Statements—Note 13 – Commitments and Contingencies” of the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities: None.

(b) Use of Proceeds: On May 14, 2025, the registration statement with respect to up to $750.0 million aggregate principal amount of Registered Notes (File No. 333-282862) was declared effective and the Company commenced the offering of the Registered Notes on a continuous basis. Crescent Securities Group, Inc. currently acts as managing broker-dealer for the offering. The offering of the Registered Notes is ongoing, and, as of the date of this Quarterly Report, the Company has sold $104.3 million aggregate principal amount of Registered Notes, before payment of broker-dealer commissions of approximately $0.6 million and transaction fees and expenses. The proceeds of the Registered Notes have been and will continue to be used as described in the prospectus with respect to the offering.

On July 7, 2026, the registration statement with respect to up to $100.0 million aggregate principal amount of Phoenix Flex Notes (File No. 333-296428) was declared effective, and the Company commenced the offering of the Phoenix Flex Notes on a continuous basis. Crescent Securities Group, Inc. currently acts as managing broker-dealer for the offering. The offering of the Phoenix Flex Notes is ongoing, and, as of the date of this Quarterly Report, the Company has sold $22.5 million aggregate principal amount of Phoenix Flex Notes, before payment of broker-dealer commissions of approximately $0.1 million and transaction fees and expenses. The proceeds of the Phoenix Flex Notes will be used as described in the prospectus with respect to the offering.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers: None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

10-Q Oil and Gas Disclosures

Our Oil and Natural Gas Properties

Productive Wells

Productive wells consist of producing wells, wells capable of production, and exploratory, development, or extension wells that are not dry wells. As of September 30, 2026, we owned mineral, royalty, and working interests in 8,843 productive wells, the majority of which are oil wells that also produce natural gas and NGL.

As of September 30, 2026, we had 241 wells that fall under our “wells in progress” (“WIP”) category, and we had 56.6 net WIP. We define a WIP as a development well in a stage preliminary to production. We utilize both proprietary and public systems to identify WIPs based on four distinct criteria: (i) a well that is not actively being drilled but is in the process of being developed; (ii) a well currently being drilled and awaiting completion; (iii) a drilled well in the completion process; and (iv) a drilled well that has been completed but is not yet producing. This term serves as a guide in our acquisition strategy, enabling us to pinpoint lower-risk investment opportunities for our stakeholders.

Drilling Results

In the nine months ended September 30, 2026, the E&P operators of our properties, including PhoenixOp, drilled 445 gross and 53.6 net productive development wells on the acreage underlying our mineral and royalty interests. This compares to 278 gross and 44.4 net productive development wells drilled by E&P operators on the acreage underlying our mineral and royalty interests in the nine months ended September 30, 2025.

Included in our total drilled wells figures, as of September 30, 2026, PhoenixOp had drilled a total of 152 gross and 131.6 net productive development wells, all of which were drilled in the Williston Basin in North Dakota and Montana. PhoenixOp has also drilled a total of 27 gross and 27 net saltwater disposal wells, and had 81 gross and 49.7 net development wells in progress as of September 30, 2026.

As a holder of mineral and royalty interests, we generally are not provided information as to whether any wells drilled on the properties underlying our acreage are classified as exploratory. We are not aware of any dry holes drilled on the acreage underlying our mineral and royalty interests during the relevant periods.

Wells

As of September 30, 2026, we owned mineral, royalty, and working interests in 8,843 total gross wells and 208.6 total net wells. The following table sets forth information about the productive wells in which we have a mineral or working interest as of September 30, 2026:

	Well Count
	Oil		Gas
	Gross	Net	Gross	Net
Basin or Producing Region
Bakken/Williston Basin	5,308	184.9	3	0.0
Denver-Julesburg Basin/Rockies/Niobrara/PRB	1,727	20.8	7	0.0
Permian Basin	783	1.4	2	0.0
Other	495	1.5	518	0.0
Total	8,313	208.6	530	0.0

Acreage of Mineral and Working Interests

The following tables set forth information relating to the acreage underlying our mineral and working interests as of September 30, 2026:

Acreage of Mineral Interest

	Net Royalty Acres
	Developed Acreage	Undeveloped Acreage	Total Acreage
Basin
Bakken/Williston Basin	60,836	112,994	173,830
Denver-Julesburg Basin/Rockies/Niobrara/PRB	12,712	15,805	28,517
Permian Basin	929	83	1,012
Other	12,302	361,576	373,878
Total Net Royalty Acres	86,779	490,458	577,237

	Gross Royalty Acres
	Developed Acreage	Undeveloped Acreage	Total Acreage
Basin
Bakken/Williston Basin	381,565	293,610	675,175
Denver-Julesburg Basin/Rockies/Niobrara/PRB	106,075	81,896	187,971
Permian Basin	17,472	8,810	26,282
Other	28,401	1,000,597	1,028,998
Total Gross Royalty Acres	533,513	1,384,913	1,918,426

Acreage of Working Interest

	Net Mineral Acres
	Developed Acreage	Undeveloped Acreage	Total Acreage
Basin
Bakken/Williston Basin	88,620	366,250	454,870
Denver-Julesburg Basin/Rockies/Niobrara/PRB	6,240	40,581	46,821
Permian Basin	59	0	59
Other	643	220,874	221,517
Total Net Mineral Acres	95,562	627,705	723,267

	Gross Mineral Acres
	Developed Acreage	Undeveloped Acreage	Total Acreage
Basin
Bakken/Williston Basin	177,474	617,284	794,758
Denver-Julesburg Basin/Rockies/Niobrara/PRB	28,137	119,546	147,683
Permian Basin	1,654	1	1,655
Other	5,829	940,487	946,316
Total Gross Mineral Acres	213,094	1,677,318	1,890,412

Acreage Expirations

As of September 30, 2026, we have 101,964 gross and 51,299 net working interest acres expiring through the end of 2027, with an additional 122,252 gross and 59,655 net working interest acres expiring in 2028, and 168,916 gross and 85,665 net working interest acres expiring in 2029. The remaining 285,725 gross and 142,212 net working interest acres expire in years 2030 and beyond.

Oil, Natural Gas, and NGL Reserves

The following table presents our estimated proved and probable oil, natural gas, and NGL reserves as of each of the dates indicated:

	As of	As of December 31,
	September 30, 2026(1)(2)	2025(2)(3)	2024(2)(4)	2023(2)(5)
Estimated proved developed reserves
Oil (Bbl)	52,267,658	39,367,935	18,624,758	7,124,194
Natural gas (Mcf)	47,401,727	32,222,398	20,819,874	12,250,285
Natural gas liquids (Bbl)	10,318,029	6,882,740	2,848,355	1,514,761
Total (Boe)(6:1)(6)	70,485,974	51,621,074	24,943,092	10,680,669
Estimated proved undeveloped reserves
Oil (Bbl)	77,616,730	49,888,499	31,197,795	24,925,841
Natural gas (Mcf)	64,699,153	27,916,131	17,491,089	19,565,808
Natural gas liquids (Bbl)	17,674,451	7,451,608	4,753,257	6,648,747
Total (Boe)(6:1)(6)	106,074,373	61,992,797	38,866,234	34,835,556
Estimated proved reserves
Oil (Bbl)	129,884,387	89,256,434	49,822,553	32,050,035
Natural gas (Mcf)	112,100,880	60,138,529	38,310,963	31,816,093
Natural gas liquids (Bbl)	27,992,480	14,334,348	7,601,612	8,163,508
Total (Boe)(6:1)(6)	176,560,347	113,613,871	63,809,326	45,516,226
Percent proved developed	40%	45%	39%	23%
Estimated probable undeveloped reserves
Oil (Bbl)	232,952,916	178,532,093	107,769,309	74,877,268
Natural gas (Mcf)	138,104,464	105,888,056	134,083,603	88,184,111
Natural gas liquids (Bbl)	44,394,486	31,779,646	—	—
Total (Boe)(6:1)(6)	300,364,813	227,959,749	130,116,576	89,574,620

(1)
Estimates of reserves of oil and natural gas as of September 30, 2026 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month of the 12 months ended September 30, 2026, in accordance with SEC guidelines applicable to reserve estimates as of the end of such period. The unweighted arithmetic average first day of the month prices were $76.93 per Bbl for oil and $3.620 per MMBtu for natural gas at September 30, 2026. Estimates of reserves of NGL as of September 30, 2026 were calculated using the average of realized wellhead prices of such reserves. The average NGL price realized at September 30, 2026 was $16.22 per Bbl. Reserve estimates do not include any possible reserves that may exist, nor do they include any value for undeveloped acreage. Probable reserves are presented separately from proved reserves, are less certain to be recovered than proved reserves, and are not included in PV-10 or the standardized measure. The reserve estimates represent our net revenue interest in our properties. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, production costs, and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.
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
(3)
Estimates of reserves of oil and natural gas as of December 31, 2025 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month of the 12 months ended December 31, 2025, in accordance with SEC guidelines applicable to reserve estimates as of the end of such period. The unweighted arithmetic average first day of the month prices were $66.01 per Bbl for oil and $3.387 per MMBtu for natural gas at December 31, 2025. Estimates of reserves of NGL as of December 31, 2025 were calculated using the average of realized wellhead prices of such reserves. The average NGL price realized at December 31, 2025 was $20.90 per Bbl. Reserve estimates do not include any possible reserves that may exist, nor do they include any value for undeveloped acreage. Probable reserves are presented separately from proved reserves, are less certain to be recovered than proved reserves, and are not included in PV-10 or the standardized measure. The reserve estimates represent our net revenue interest in our properties. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, production costs, and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.
(4)
Estimates of reserves of oil and natural gas as of December 31, 2024 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month of the 12 months ended December 31, 2024, in accordance with SEC guidelines applicable to reserve estimates as of the end of such period. The unweighted arithmetic average first day of the month prices were $76.32 per Bbl for oil and $2.130 per MMBtu for natural gas at December 31, 2024. Estimates of reserves of NGL as of December 31, 2024 were calculated using the average of realized wellhead prices of such reserves. The average NGL price realized at December 31, 2024 was $25.22 per Bbl. Reserve estimates do not include any possible reserves that may exist, nor do they include any value for undeveloped acreage. Probable reserves are presented separately from proved reserves, are less certain to be recovered than proved reserves, and are not included in PV-10 or the standardized measure. The reserve estimates represent our net revenue interest in our properties. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, production costs, and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.
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

Reserve estimates do not include any possible reserves that may exist, nor do they include any value for undeveloped acreage. Probable reserves are presented separately from proved reserves, are less certain to be recovered than proved reserves, and are not included in PV-10 or the standardized measure. The reserve estimates represent our net revenue interest in our properties. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, production costs, and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.
(6)
Estimated proved reserves are presented on an oil-equivalent basis using a conversion of six Mcf per barrel of “oil equivalent.” This conversion is based on energy equivalence and not price or value equivalence. If a price equivalent conversion based on the 12-month average prices for the period ended September 30, 2026 was used, the conversion factor would be approximately 21.25 Mcf per Bbl of oil.

At September 30, 2026, total estimated proved reserves were approximately 176,560,347 Boe, a 62,946,476 Boe net increase from the estimate of 113,613,871 Boe at December 31, 2025. Proved developed reserves of 70,485,974 Boe represented an increase of approximately 18,864,900 Boe from the estimate of 51,621,074 Boe at December 31, 2025 as a result of transfers of 22,821,348 Boe from proved undeveloped reserves, extensions and acquisitions of new properties of 4,974,800 Boe, and net negative revisions of previous estimates of (8,931,248) Boe, which comprised: (i) negative revisions due to effective-date roll-forward of reserve estimates of (8,775,582) Boe, (ii) positive price revisions of 181,753 Boe, (iii) negative revisions of (106,917) Boe due to divestitures and trades, (iv) positive revisions of 25,247 Boe due to schedule adjustments, (v) positive shrink and yield revisions of 4,075,017 Boe, (vi) positive interest adjustments of 2,157,836 Boe, (vii) positive revisions of 1,923,375 Boe due to changes in lifting cost, (viii) negative well performance revisions of (8,418,992) Boe, and (ix) positive other revisions of 7,015 Boe. Proved undeveloped reserves of 106,074,373 Boe represented an increase of approximately 44,081,576 Boe from the estimate of 61,992,797 Boe at December 31, 2025 as a result of extensions and acquisitions of new properties of 70,381,209 Boe, transfers of (22,821,348) Boe to proved developed reserves, and net negative revisions of previous estimates of (3,478,285) Boe, which comprised: (i) negative revisions due to effective-date roll-forward of reserve estimates of (2,520,924) Boe, (ii) positive price revisions of 219,061 Boe, (iii) negative revisions of (11,747,268) Boe due to divestitures and trades, (iv) negative revisions of (298,939) Boe due to schedule adjustments, (v) positive shrink and yield revisions of 1,139,909 Boe, (vi) positive interest adjustments of 8,384,141 Boe, (vii) positive revisions of 866,632 Boe due to changes in lifting cost, (viii) positive well performance revisions of 478,627 Boe, and (ix) positive other revisions of 476 Boe. During the nine months ended September 30, 2026, approximately $834.7 million in capital expenditures went toward the acquisition and development of proved reserves, which includes drilling, completion, facility, and capital workover costs, and the proved portion of property acquisitions.

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

At December 31, 2023, total estimated proved reserves were approximately 45,516,226 Boe, a 40,553,802 Boe net increase from the previous year end’s estimate of 4,962,424 Boe. Proved developed reserves of 10,680,669 Boe increased approximately 5,718,245 Boe from December 31, 2022 as a result of proved developed reserves acquisitions of 1,426,545 Boe, extensions of 5,682,894 Boe, and total positive revisions of previous estimates of 616,010 Boe, partially offset by production from proved developed reserves of 2,007,205 Boe. The total positive revisions of previous estimates comprised: (i) negative price revisions of (13,622) Boe; (ii) transfer of (89,378) Boe from proved developed to proved undeveloped due to previous misclassifications of reserves; (iii) positive well performance revisions of 515,938 Boe; and (iv) positive revisions of 203,072 Boe due to changes in lifting cost. Proved undeveloped reserves of 34,835,556 Boe increased approximately 34,835,556 Boe from December 31, 2022 as a result of revisions due to previous misclassification of 89,378 Boe of reserves as proved developed reserves and due to the addition of 34,746,179 Boe of operated proved undeveloped reserves stemming from the signing of a drilling rig contract in June 2023. During the year ended December 31, 2023, approximately $171.2 million in capital expenditures went toward the acquisition and development of proved developed reserves, which includes drilling, completion, and other facility costs associated with acquiring and developing wells. At December 31, 2022, there were no proved undeveloped reserves. Therefore, no capital expenditures for the year ended December 31, 2023 were related to the conversion of proved undeveloped reserves to proved developed reserves. All proved undeveloped reserves disclosed as of December 31, 2023 are scheduled to be converted to proved developed status within five years of initial disclosure.

Delivery Commitments

Crude Oil Commitments

We are subject to arrangements pursuant to which we have committed to deliver barrels of crude oil to a purchaser through December 31, 2030. We will be subject to a shortfall fee for failure to meet this commitment. As a part of these arrangements, we have dedicated to the counterparties certain rights to all oil extracted from our wells in certain properties in Dunn County, North Dakota. We have assessed the productivity potential of our leasehold in the area, as well as the feasibility of executing an operational plan to extract oil on our leasehold within the commitment period and dedication area, and deemed it to be reasonable to enter into such an agreement. As of September 30, 2026, we delivered approximately 1.5 million barrels of crude oil and the remaining aggregate commitment under the contract is approximately 0.7 million barrels of crude oil. Based on current production levels from the dedicated acreage, we believe we have sufficient production capacity to satisfy the remaining contractual volume commitments. However, future production levels are subject to operational, commodity price, and reservoir performance risks. In the event of a shortfall, any associated fees would not be expected to materially impair our liquidity position.

Natural Gas Gathering Commitments

In May 2026, we entered into a fifteen-year gas gathering and processing contract with a third-party provider pursuant to which we have committed to deliver substantially all natural gas production from certain dedicated acreage in the Divide, Williams, and Dunn Counties in North Dakota, for gathering and processing services. We are subject to a five-year minimum volume commitment of 20.0 million Mcf beginning in March 2027, with an annual minimum requirement of 4.0 million Mcf, and may be subject to a shortfall fee. Deliveries in excess of annual commitments generate volume credits that may be applied against future annual commitments. As of September 30, 2026, we delivered approximately 0.2 million Mcf, which will be credited toward the first year’s minimum volume requirement. Under this agreement, we pay gathering, compression, and other service fees based primarily on production volumes delivered. We have also agreed to fund certain AIC costs associated with the construction of gathering infrastructure totaling $10.0 million, of which $4.0 million was paid in May 2026 and $3.0 million is to be paid in November 2026. The final installment of $3.0 million is payable upon the achievement of certain specified milestones by the provider.

Select Production and Operating Statistics

The following table presents information regarding our production of oil, natural gas, and NGL and certain price and cost information for each of the periods indicated:

	For the Nine Months Ended September 30,		For the Years Ended December 31,
	2026	2025	2025	2024	2023
Production Data:
Bakken
Oil (Bbl)	9,093,408	5,179,839	7,831,787	3,022,810	943,930
Natural gas (Mcf)(1)	3,306,878	1,270,611	2,176,128	1,301,782	1,123,859
Natural gas liquids (Bbl)	753,413	290,212	576,561	270,219	88,762
Total (Boe)(6:1)(2)	10,397,967	5,681,820	8,771,036	3,509,992	1,220,003
Average daily production (Boe/d)(6:1)	38,088	20,813	24,030	9,590	3,342
All Properties
Oil (Bbl)	9,687,251	5,731,412	8,641,089	3,830,461	1,446,928
Natural gas (Mcf)(1)	4,263,360	2,146,843	3,427,154	2,979,341	2,152,939
Natural gas liquids (Bbl)	850,878	388,083	712,056	415,363	201,454
Total (Boe)(6:1)(2)	11,248,689	6,477,302	9,924,337	4,742,381	2,007,205
Average daily production (Boe/d)(6:1)	41,204	23,726	27,190	12,993	5,499
Average Realized Prices:
Bakken
Oil (Bbl)	$84.16	$67.09	$64.02	$71.77	$71.43
Natural gas (Mcf)	$2.49	$2.64	$2.33	$2.12	$3.47
Natural gas liquids (Bbl)	$25.09	$21.03	$20.76	$23.53	$26.70
All Properties
Oil (Bbl)	$82.78	$65.36	$62.45	$68.49	$73.10
Natural gas (Mcf)	$2.39	$2.57	$2.31	$1.86	$3.15
Natural gas liquids (Bbl)	$25.22	$21.51	$20.90	$25.22	$27.50
Average Unit Cost per Boe (6:1):
All Properties
Operating costs, production and ad valorem taxes	$23.53	$19.74	$18.99	$16.11	$16.18
Operating costs excluding taxes	$16.68	$14.75	$14.38	$10.75	$10.86
Percentage of revenue(3)	31.7%	34.9%	33.5%	26.4%	16.7%

(1)
Natural gas volumes represent volumes produced and sold during the periods presented and are included in Total (Boe) and Average daily production (Boe/d) on that basis. Natural gas volumes produced, but not sold, are excluded.
(2)
“Boe-equivalent” production volumes are presented on a Boe basis by converting natural gas to oil equivalent using a conversion factor of six Mcf of natural gas to one Bbl of oil, which is based on approximate energy equivalency and does not reflect the price or value relationship between oil and natural gas.
(3)
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

Depletion expense was $222.1 million and $113.3 million for the nine months ended September 30, 2026 and 2025, respectively. On a per unit basis, depletion expense was $19.74 per Boe and $17.49 per Boe for the nine months ended September 30, 2026 and 2025, respectively. The increase in depletion expense was primarily due to higher production volumes and a higher depletion rate, which resulted from growth in the depletable cost base outpacing growth in proved reserves. Under the successful efforts method, development costs are depleted over proved developed reserves, while leasehold costs are depleted over total proved reserves, resulting in a higher depletion rate for development costs. We expect depletion expense to continue to increase in subsequent periods as our net production of oil, natural gas, and NGL increases.

PV-10

	As of September 30,		As of December 31,
(in thousands)	2026	2025	2025	2024	2023
PV-10 (estimated proved developed reserves)	$1,650,791	$901,803	$1,094,359	$644,098	$289,809
PV-10 (estimated proved undeveloped reserves)	$1,304,459	$614,591	$687,042	$424,595	$257,472
PV-10 (estimated total proved reserves)	$2,955,250	$1,516,394	$1,781,401	$1,068,693	$547,281

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

PV-10 is not a substitute for the standardized measure of discounted future net cash flows. Neither PV-10 nor the standardized measure of discounted future net cash flows purports to represent the fair value of our oil and natural gas reserves.

The following table includes a reconciliation of PV-10 to the standardized measure of discounted future net cash flows, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

	As of September 30,		As of December 31,
(in thousands)	2026	2025	2025	2024	2023
Estimated proved developed reserves:
Standardized measure of discounted future net cash flows	$1,650,791	$901,803	$1,094,359	$644,098	$289,809
Discounted future income taxes	—	—	—	—	—
PV-10	$1,650,791	$901,803	$1,094,359	$644,098	$289,809
Estimated proved undeveloped reserves:
Standardized measure of discounted future net cash flows	$1,304,459	$614,591	$687,042	$424,595	$257,472
Discounted future income taxes	—	—	—	—	—
PV-10	$1,304,459	$614,591	$687,042	$424,595	$257,472
Estimated total proved reserves:
Standardized measure of discounted future net cash flows	$2,955,250	$1,516,394	$1,781,401	$1,068,693	$547,281
Discounted future income taxes	—	—	—	—	—
PV-10	$2,955,250	$1,516,394	$1,781,401	$1,068,693	$547,281

Item 6. Exhibits

		Incorporated by Reference
Exhibit No.	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Certificate of Formation of Phoenix Energy One, LLC (f/k/a Phoenix Capital Group Holdings, LLC), dated as of April 16, 2019.	S-1	10/29/2024	3.1
3.2	Certificate of Amendment to the Certificate of Formation of Phoenix Energy One, LLC, dated as of January 23, 2025.	S-1/A	03/28/2025	3.2
3.3	Third Amended and Restated Limited Liability Company Agreement of Phoenix Energy One, LLC.	8-K	09/30/2025	3.1
3.4	Phoenix Energy One, LLC Share Designation with Respect to the Series A Cumulative Redeemable Preferred Shares.	8-K	09/30/2025	3.2
4.1	Indenture, by and between Phoenix Energy One, LLC, as issuer, and Odyssey Transfer and Trust Company, as trustee and collateral agent, dated as of July 7, 2026 (including the Forms of Cash Interest Note and Compound Interest Note).	8-K	07/08/2026	4.1
10.1	Junior Lien Intercreditor Agreement, by and among Fortress Credit Corp., Odyssey Transfer and Trust Company, Phoenix Energy One, LLC, Phoenix Operating LLC, the other obligors under the Fortress Credit Agreement, and the other parties from time to time party thereto, dated as of July 7, 2026.	8-K	07/08/2026	10.1
10.2	Amendment No. 10 to Amended and Restated Senior Secured Credit Agreement, by and among Phoenix Energy One, LLC, Phoenix Operating LLC, the Guarantors party thereto, the Specified Additional Guarantor, each of the lenders from time to time party thereto, and Fortress Credit Corp., as administrative agent and as collateral agent, dated as of August 12, 2026.	8-K	08/17/2026	10.1
10.3++	Limited Waiver and Amendment No. 11 to Amended and Restated Senior Secured Credit Agreement, by and among Phoenix Energy One, LLC, Phoenix Operating LLC, the Guarantors party thereto, the Specified Additional Guarantor, each of the lenders from time to time party thereto, and Fortress Credit Corp., as administrative agent, as collateral agent and as technical agent, dated as of October 21, 2026.	8-K	10/22/2026	10.1
10.4++	Form of Wellbore Participation and Assignment Agreement by and among Phoenix Energy One, LLC, Phoenix Operating LLC, and the purchaser party thereto. †	8-K	10/22/2026	10.2

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1	Certifications of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**
32.2	Certifications of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				*
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.				*

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.				*

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

PHOENIX ENERGY ONE, LLC

Date: November 10, 2026	By:	/s/ Adam Ferrari
Adam Ferrari
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 10, 2026	By:	/s/ Curtis Allen
Curtis Allen
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)